Form 10-Q
period 1996-03-31
BRISTOL HOTEL CO
filed 1996-05-15
CIK 1002115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996               Commission File No. 1-14062


                             BRISTOL HOTEL COMPANY
             (Exact name of registrant as specified in its charter)


       Delaware                                        75-2584227
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                          14285 Midway Road, Suite 300
                              Dallas, Texas 75244
                    (Address of principal executive offices)

                                  214-788-0001
                        (Registrant's telephone number)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----


  The number of shares of common stock, par value $.01 per share, outstanding at May 10, 1996, was 16,565,840.

================================================================================

                             BRISTOL HOTEL COMPANY

                                     INDEX
                                     -----


                                                                       PAGE NO.
                                                                       --------
PART I    FINANCIAL INFORMATION

     Item 1   Financial Statements (unaudited):
     ------   ---------------------------------

          BRISTOL HOTEL COMPANY

          Condensed Consolidated Balance Sheets as of March 31, 1996
           and December 31, 1995                                           3

          Condensed Consolidated Statements of Income for the three
           months ended March 31, 1996 the two months ended March 31,
           1995 and the three months ended March 31, 1995 (Pro forma)      4

          Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1996 and the two months ended
           March 31, 1995                                                  5

          Notes to Condensed Consolidated Financial Statements             6


          BRISTOL HOTEL ASSET COMPANY

          Condensed Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995                                               7

          Condensed Consolidated Statements of Income for the three
           months ended March 31, 1996 and the two months ended March 31,
           1995                                                            8

          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and the two months
            ended March 31, 1995                                           9

          Notes to Condensed Consolidated Financial Statements            10

     Item 2   Management's Discussion and Analysis of Results of
     ------    Operations and Financial Condition                         11-12
              --------------------------------------------------

PART II   OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K                            12
     ------   --------------------------------

SIGNATURE                                                                 13

                                 BRISTOL HOTEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                      March 31,  December 31,
                                                         1996        1995
                                                       --------   -----------
                                                     (Unaudited)

                                     ASSETS
Current assets:
 Cash and cash equivalents...........................  $  3,144    $  7,906
 Marketable securities...............................       832         726
 Accounts receivable, net............................     9,918      10,959
 Inventory...........................................     2,891       2,880
 Deposits and other current assets...................    10,038       9,661
                                                       --------    --------

  Total current assets...............................    26,823      32,132

Property and equipment, net..........................   493,760     470,705

Other assets:
 Restricted cash.....................................     2,579         620
 Deferred charges and other non-current assets, net..     9,919       9,444
                                                       --------    --------

  Total assets.......................................  $533,081    $512,901
                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt...................  $  6,806    $  6,582
 Accounts payable and accrued expenses...............    15,886      17,091
 Accrued construction costs..........................     7,800       4,457
 Accrued property, sales and use taxes...............     4,887       6,110
 Accrued insurance reserves..........................     5,917       6,014
 Advance deposits....................................     5,350         304
                                                       --------    --------

  Total current liabilities..........................    46,646      40,558

Long-term debt, excluding current portion............   172,604     163,962
Deferred income taxes................................    70,941      69,448
Other liabilities....................................     2,771       2,811
                                                       --------    --------
  Total liabilities..................................   292,962     276,779
                                                       --------    --------

Common stock ($.01 par value; 75,000,000 shares
 authorized, 16,565,840 shares issued and
 outstanding)........................................       166         166
Additional paid-in capital...........................   232,661     232,633
Unrealized gain on marketable securities, net........       368         262
Retained earnings....................................     6,924       3,061
                                                       --------    --------
  Total stockholders' equity.........................   240,119     236,122
                                                       --------    --------

  Total liabilities and stockholders' equity.........  $533,081    $512,901
                                                       ========    ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          Historical                Pro Forma
                               --------------------------------  ---------------
                                Three Months      Two Months      Three Months
                               Ended March 31,  Ended March 31,  Ended March 31,
                                    1996            1995              1995
                               ---------------  ---------------  ---------------
Revenue:
  Rooms........................    $35,454          $21,354          $32,138
  Food and beverage............     10,599            6,324            9,586
  Other operating
   departments.................      3,624            2,232            2,879
                                   -------          -------          -------
     Total revenue.............     49,677           29,910           44,603
                                   -------          -------          -------

Operating costs and expenses:
  Departmental expenses:
     Rooms.....................      8,574            5,276            8,757
     Food and beverage.........      7,193            4,576            6,821
     Other operating
      departments..............      1,146              471              660
  Undistributed operating
   expenses:
     Administrative and
      general..................      4,633            3,163            3,906
     Marketing.................      3,730            1,768            2,748
     Property occupancy
      costs....................      7,133            4,605            6,392
     Depreciation and
      amortization.............      3,988            2,254            3,328
     Corporate expense.........      2,962            1,576            2,008
                                   -------          -------          -------
Operating income...............     10,318            6,221            9,983
Other expenses (income):
  Interest expense.............      4,206            2,777            3,765
  Other........................         --             (100)             (89)
                                   -------          -------          -------
Net income before income taxes.      6,112            3,544            6,307

Income taxes...................      2,249            1,276            2,271
                                   -------          -------          -------
Net income.....................    $ 3,863          $ 2,268          $ 4,036
                                   =======          =======          =======

Net income per common share....    $  0.23          $  0.19          $  0.24
                                   =======          =======          =======

Weighted average number of
   common and common equivalent
   shares outstanding..........     17,006           11,640           16,872
                                   =======          =======          =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                 Three Months      Two Months
                                                Ended March 31,  Ended March 31,
                                                     1996             1995
                                                ---------------  ---------------
Cash flows from operating activities:
 Net income....................................    $  3,863          $ 2,268
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization...............       3,988            2,254
   Other.......................................          28               20
 Changes in working capital....................       1,471             (119)
 Increase in advance deposits..................       5,046               --
 Increase in restricted cash...................      (1,959)            (146)
 Increase in deferred income taxes.............       1,493            1,570
 Decrease in other liabilities.................         (40)              --
                                                   --------          -------
  Cash provided by operating activities              13,890            5,847
                                                   --------          -------

Cash flows from investing activities:
 Improvements to property and equipment........     (27,043)          (5,407)
 Property acquisition costs and deposits.......          --             (355)
 Additions to investment in affiliate..........          --               (3)
                                                   --------          -------
  Cash used in investing activities                 (27,043)          (5,765)
                                                   --------          -------

Cash flows from financing activities:
 Proceeds from short-term loan from affiliate..          --            3,000
 Repayments of long-term debt..................      (1,963)            (497)
 Proceeds from issuance of long-term debt......      10,829            1,806
 Increase in deferred charges and other
  non-current assets...........................        (475)            (812)
 Payment of accrued transaction costs..........          --             (823)
 Decrease in distributions payable.............          --           (1,613)
                                                   --------          -------

  Cash provided by financing activities               8,391            1,061
                                                   --------          -------

Net increase (decrease) in cash and cash
 equivalents...................................      (4,762)           1,143

Cash and cash equivalents at beginning of
 period........................................       7,906            5,413
                                                   --------          -------

Cash and cash equivalents at end of period.....    $  3,144          $ 6,556
                                                   ========          =======


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     Bristol Hotel Company (the "Company") began operations in February
1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies") and United Inns, Inc. ("United Inns"). The Company owns and/or operates 38 hotels located primarily in the southern United States. Prior to February 1995, ten of the hotels had been owned or operated by Harvey Hotel Companies and 26 hotels had been owned by United Inns. The remaining two hotels were acquired by the Company subsequent to June 1995. In December 1995, the Company completed an initial public offering of its common stock (the "Offering") raising approximately $88.6 million in net proceeds. Concurrently, the Company refinanced approximately $138 million of mortgage indebtedness with proceeds of the Offering and the private issuance of $70 million aggregate principal amount of senior secured notes ("Senior Notes"). The condensed pro forma statement of income for the quarter ended March 31, 1995 reflects the operations and/or management of all 38 hotels for the full three-month period and excludes the operations of the Holiday Inn-Silber which was sold by the Company in July
1995.   Interest expense in the pro forma income statement reflects the refinancing of the mortgage indebtedness.

     The condensed consolidated balance sheet at December 31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1996 and the condensed consolidated statements of income and cash flows for the quarter ended March 31, 1996, and the two months ended March 31, 1995, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and the periods presented have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the eleven months ended December 31, 1995.


2.   EARNINGS PER SHARE

     Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. The common equivalent shares include employee stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Company has no other potentially dilutive securities.

3.   LONG-TERM DEBT

     On April 16, 1996, in accordance with the terms of the Exchange and Registration Rights Agreement dated December 18, 1995, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission whereby the Company will exchange the Senior Notes for new notes (the "New Notes"). The New Notes will have an equal principal amount, rate and maturity date; $70 million, 11.22% and December 18, 2000, respectively. The New Notes will be secured by a first-priority pledge of all outstanding shares of capital stock of Bristol Hotel Asset Company, a Delaware corporation and wholly owned subsidiary of the Company.

     The following financial statements are for Bristol Hotel Asset Company, which is a guarantor of the Senior Notes.

                          BRISTOL HOTEL ASSET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                      March 31,  December 31,
                                                        1996         1995
                                                     ----------- ------------
                                                     (Unaudited)
                                    ASSETS
Current assets:
 Cash and cash equivalents..........................   $  3,144    $  7,906
 Marketable securities..............................        832         726
 Accounts receivable, net...........................      9,918      10,959
 Inventory..........................................      2,891       2,880
 Deposits and other current assets..................     10,038       9,661
                                                       --------    --------

  Total current assets..............................     26,823      32,132

Property and equipment, net.........................    493,760     470,705

Other assets:
 Restricted cash....................................      2,579         620
 Deferred charges and other non-current assets, net.      9,919       9,444
                                                       --------    --------

  Total assets......................................   $533,081    $512,901
                                                       ========    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current portion of long-term  debt.................   $  6,806    $  6,582
 Accounts payable and accrued expenses..............     14,472      16,911
 Accrued construction costs.........................      7,800       4,457
 Accrued property, sales and use taxes..............      4,887       6,110
 Accrued insurance reserves.........................      5,917       6,014
 Advance deposits...................................      5,350         304
                                                       --------    --------

  Total current liabilities.........................     45,232      40,378
Long-term debt, excluding current portion...........    104,704      96,062
Deferred income taxes...............................     70,941      69,448
Other liabilities...................................      2,771       2,811
                                                       --------    --------
  Total liabilities.................................    223,648     208,699
                                                       --------    --------

Common stock ($.01 par value;
 1,000 shares authorized, 1,000 shares
 issued and outstanding)............................         --          --
Additional paid-in capital..........................    300,727     300,699
Unrealized gain on marketable
 securities, net....................................        368         262
Retained earnings...................................      8,338       3,241
                                                       --------    --------
  Total stockholder's equity........................    309,433     304,202
                                                       --------    --------

  Total liabilities and stockholder's equity........   $533,081    $512,901
                                                       ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED, IN THOUSANDS)

                                         Three Months       Two Months
                                        Ended March 31,   Ended March 31,
                                             1996              1995
                                        ---------------   ---------------
Revenue:
 Rooms................................      $35,454          $21,354
 Food and beverage....................       10,599            6,324
 Other operating departments..........        3,624            2,232
                                            -------          -------
  Total revenue.......................       49,677           29,910
                                            -------          -------

Operating costs and expenses:
 Departmental expenses:
  Rooms...............................        8,574            5,276
  Food and beverage...................        7,193            4,576
  Other operating departments.........        1,146              471
 Undistributed operating expenses:
  Administrative and general..........        4,633            3,163
  Marketing...........................        3,730            1,768
  Property occupancy costs............        7,133            4,605
  Depreciation and amortization.......        3,988            2,254
  Corporate expense...................        2,962            1,576
                                            -------          -------
Operating income......................       10,318            6,221
Other expenses (income):
 Interest expense.....................        2,253            2,777
 Other................................           --             (100)
                                            -------          -------
Net income before income taxes........        8,065            3,544

Income taxes..........................        2,968            1,276
                                            -------          -------
Net income............................      $ 5,097          $ 2,268
                                            =======          =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                               Three Months       Two Months
                                              Ended March 31,  Ended March 31,
                                                   1996              1995
                                              ---------------  ---------------
Cash flows from operating activities:
 Net income...................................    $  5,097         $ 2,268
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization..............       3,988           2,254
   Other......................................          28              20
 Changes in working capital...................         237            (119)
 Increase in advance deposits.................       5,046              --
 Increase in restricted cash..................      (1,959)           (146)
 Increase in deferred income taxes............       1,493           1,570
 Decrease in other liabilities................         (40)             --
                                                  --------         -------
  Cash provided by operating activities             13,890           5,847
                                                  --------         -------

Cash flows from investing activities:
 Improvements to property and equipment.......     (27,043)         (5,407)
 Property acquisition costs and deposits......          --            (355)
 Additions to investment in affiliate.........          --              (3)
                                                  --------         -------
  Cash used in investing activities                (27,043)         (5,765)
                                                  --------         -------

Cash flows from financing activities:
 Proceeds from short-term loan from affiliate.          --           3,000
 Payments of long-term debt...................      (1,963)           (497)
 Proceeds from issuance of long-term debt.....      10,829           1,806
 Increase in deferred charges and other
  non-current assets..........................        (475)           (812)
 Payment of accrued transaction costs.........          --            (823)
 Decrease in distributions payable............          --          (1,613)
                                                  --------         -------

  Cash provided by financing activities              8,391           1,061
                                                  --------         -------

Net increase (decrease) in cash and cash
 equivalents..................................      (4,762)          1,143

Cash and cash equivalents at beginning of
 period.......................................       7,906           5,413
                                                  --------         -------

Cash and cash equivalents at end of period....    $  3,144         $ 6,556
                                                  ========         =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     Bristol Hotel Asset Company (the "Asset Company") was formed in
November 1995 as a wholly owned subsidiary of Bristol Hotel Company (the "Parent Company"). Upon formation, the equity interests of several entities owned by, or under common control with, the Parent Company, were contributed to the Asset
Company.   In December 1995, 15 entities (previously owned by United Inns,
Inc.), owning 24 hotels were merged into the Asset Company. The operating results of the Asset Company are substantially the operating results of the
Parent Company.   However, the Parent Company rather than the Asset Company, is the obligor on the $70 million Senior Notes as discussed in Note 2 below.

     The condensed consolidated balance sheet at December 31, 1995 has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1996 and the condensed consolidated statements of income and cash flows for the quarter ended March 31, 1996, and the two months ended March 31, 1995, have been prepared by the Asset Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and the periods presented have been made. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Parent Company's Annual Report on Form 10-K for the eleven months ended December 31, 1995.

2.   COMMITMENTS AND CONTINGENCIES

     The Asset Company is guarantor of the $70 million Senior Notes of the Parent Company, which are also secured by a first-priority pledge of all
outstanding shares of capital stock of Asset Company.   See Note 3 of the Parent
Company's Notes to Consolidated Condensed Financial Statements.

                                 BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                 AND FINANCIAL CONDITION

Overview
- - --------

     As discussed in Note 1 to the Company's Notes to Condensed Consolidated Financial Statements, the Company began operations in February 1995. Historical results for 1995 include two months of operations and/or management of the original 36 hotels. The pro forma results for 1995 reflect three months of operations and/or management of the 38 hotels currently owned or managed by the Company. Management believes that due to the substantial difference in comparability between the Company's first quarter historical results for 1995 and 1996, the use of the pro forma results for 1995 provides a more meaningful basis for comparison to the first quarter of 1996.

Results of Operations - Quarter Ended March 31, 1996 Compared with Pro Forma
- - ----------------------------------------------------------------------------
  Quarter Ended March 31, 1995
  ----------------------------

     Revenues increased $5.1 million, or 11.4%, to $49.7 million for 1996, reflecting increases in all revenue categories, as discussed below.

     Room revenues were $35.5 million for the quarter ended March 31, 1996, an increase of $3.3 million, or 10.3%, from the comparable pro forma period in 1995, due primarily to improved occupancy and average daily room rates of 67.4% and $68.26, respectively, for the quarter ended March 31, 1996, as compared to 64.2% and $63.25, respectively, for the same pro forma period in 1995. Room revenues increased despite extensive disruptions caused by renovations at several of the Company's hotels. Approximately 15% of the Company's rooms portfolio were out of service during the quarter. The occupancy and revenue gains were partially attributable to the Holiday Inn - Select Greenway Plaza ("Greenway Plaza") whose first quarter 1995 results were impacted significantly by renovations from the date of its acquisition by the Company in August 1994 through the date of completion of its renovation in March 1995.

     Food and beverage revenues improved by $1.0 million to $10.6 million for the quarter ended March 31, 1996, from $9.6 million for the pro forma quarter ended March 31, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased sales effort in the banquet and catering departments of the 26 hotels formerly owned by United Inns. Other operating revenues increased 25.8% or by $0.7 million, to $3.6 million for the quarter ended March 31, 1996, due primarily to improved occupancy and the increased emphasis on maximizing telephone revenue for the former United Inns hotels.

     Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the quarter ended March 31, 1996 was 34.8% compared to 34.3% for the pro forma quarter ended March 31, 1995. The 0.5% percentage increase is due primarily to increased operating efficiencies in the rooms and food and beverage departments offset by increases in administrative and general expenses, marketing expenses and property occupancy costs. The increases in the administrative and general and marketing expenses reflect the restaffing and increased direct sales effort for the former United Inns hotels and the impact on costs of having partially closed hotels during periods of renovations. Property occupancy cost increases are due to increases in property taxes as a result of capital improvements and increases in land rentals calculated as a percentage of revenues.

     Depreciation increased $0.7 million for the quarter ended March 31, 1996 compared to the pro forma quarter ended March 31, 1995, primarily as a result of the significant capital improvements at several of the former United Inn hotels and renovations completed at the Greenway Plaza hotel.

     Corporate expenses increased $1.0 million for the quarter ended March 31, 1996 compared to the pro forma quarter ended March 31, 1995, primarily as a result of the acquisition activities and costs incurred to establish the Company as a public entity .

     Interest expense increased by $0.4 million to $4.2 million in the quarter ended March 31, 1996, compared to the pro forma quarter ended March 31, 1995. This increase was due primarily to increased borrowings during 1996.

     As a result of the factors described above, net income decreased slightly to $3.9 million for the quarter ended March 31, 1996, from $4.0 million for the pro forma quarter ended March 31, 1995, a decrease of 2.5%.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Cash Flows and Financial Condition
- - ----------------------------------

     Cash provided from operating activities was $13.9 million for the quarter ended March 31, 1996, as a result of net income before depreciation and amortization and the receipt of approximately $5.0 million in advance deposits during the quarter. The advance deposits resulted primarily from reservations for Olympics-related business scheduled for the second and third quarters in our various Atlanta hotels. This cash was combined with cash available at the start of the year and borrowings under the Company's Term Credit Agreement ("Term Agreement") to fund over $27 million in renovation costs for properties in the second and third phases of the Company's redevelopment program. Cash provided from operating activities for the first quarter of 1996 exceeded the 1995 quarter due to the advance deposits and the fact that the 1996 quarter contained one additional month of operating activities. The increase in negative working capital as of March 31, 1995 as compared to December 31, 1996, is due primarily to timing differences between the payment of renovation costs and borrowings under the Term Agreement.

     EBITDA totaled $14.3 million for the 1996 first quarter compared to $8.5 million for the two months ended March 31, 1995. EBITDA was $0.9 million (6.5%) over the pro forma first quarter 1995 amount primarily due to improved property operating performance.

     The Company intends to complete its redevelopment program over the next three quarters and believes that funds provided from operations combined with approximately $50 million available under the Term Agreement will be more than adequate to meet the costs of the program. An additional amount of up to $60 million is available under the Term Agreement to fund acquisitions and
related refurbishments.   In May 1996, the Company  entered into a contract to
acquire a 159 room hotel in Dallas (Plano), Texas. The acquisition will be initially funded by a borrowing under the Term Agreement and is expected to close May 31, 1996. The Company is pursuing several other potential acquisitions and believes that other hotels will be acquired during the next few quarters.


                                    PART II

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             No. 27  Financial Data Schedule

        (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BRISTOL HOTEL COMPANY


Date: May 14, 1996                     By  /s/ JEFFREY P. MAYER
                                          --------------------------------
                                          Jeffrey P. Mayer
                                          Vice President and Chief Financial
                                          Officer (Chief Accounting Officer)