Form 10-Q
period 1996-06-30
BRISTOL HOTEL CO
filed 1996-08-14
CIK 1002115

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                       or
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996                  Commission File No. 1-14062


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

  The number of shares of common stock, par value $.01 per share, outstanding at August 10, 1996, was 16,565,840.

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
        --------------------------------------------

                BRISTOL HOTEL COMPANY

                Condensed Consolidated Balance Sheets as of
                 June 30, 1996 and December 31, 1995                      3

                Condensed Consolidated Statements of Income
                 for the three months ended June 30, 1996 and
                 1995 and pro forma for the three months ended
                 June 30, 1995                                            4

                Condensed Consolidated Statements of Income for
                 the six months ended June 30, 1996 and the five
                 months ended June 30, 1995  and pro forma for
                 the six months ended June 30, 1995                       5

                Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1996 and the
                 five months ended June 30, 1995                          6

                Notes to Condensed Consolidated Financial Statements      7-8

                BRISTOL HOTEL ASSET COMPANY

                Condensed Consolidated Balance Sheets as of June 30,
                 1996 and  December 31, 1995                              9

                Condensed Consolidated Statements of Income for the
                 three months ended June 30, 1996 and 1995                10

                Condensed Consolidated Statements of Income for the
                 six months ended June 30, 1996 and  the five months
                 ended June 30, 1995                                      11

                Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 1996 and the five
                 months ended June 30, 1995                               12

                Notes to Condensed Consolidated Financial Statements      13

        Item 2  Management's Discussion and Analysis of Results of
                --------------------------------------------------
                Operations and Financial Condition                        14-16
                ----------------------------------

PART II         OTHER INFORMATION

        Item 6  Exhibits and Reports on Form 8-K                          17

SIGNATURE                                                                 17


                             BRISTOL HOTEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)

                                                 June 30,      December 31,
                                                   1996            1995
                                               -----------     ------------
                                               (Unaudited)

                                     ASSETS
Current assets:
 Cash and cash equivalents.....................  $  6,487        $  7,906
 Marketable securities.........................       915             726
 Accounts receivable, net......................    12,052          10,959
 Inventory.....................................     3,119           2,880
 Deposits and other current assets.............     8,598           9,661
                                                 --------        --------

  Total current assets.........................    31,171          32,132

Property and equipment, net....................   532,350         470,705

Other assets:
 Restricted cash...............................     1,873             620
 Deferred charges and other non-current
  assets, net..................................     9,046           9,444
                                                 --------        --------

  Total assets.................................  $574,440        $512,901
                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt.............  $  6,857        $  6,582
 Accounts payable and accrued expenses.........    16,710          17,091
 Accrued construction costs....................    14,385           4,457
 Accrued property, sales and use taxes.........     5,487           6,110
 Accrued insurance reserves....................     7,612           6,014
 Advance deposits..............................     6,695             304
                                                 --------        --------

  Total current liabilities....................    57,746          40,558
Long-term debt, excluding current portion......   198,076         163,962
Deferred income taxes..........................    71,929          69,448
Other liabilities..............................     2,534           2,811
                                                 --------        --------

  Total liabilities............................   330,285         276,779
                                                 --------        --------

Common stock ($.01 par value; 75,000,000 shares
 authorized, 16,565,840 shares issued and
 outstanding)..................................       166             166
Additional paid-in capital.....................   232,690         232,633
Unrealized gain on marketable securities, net..        --             262
Retained earnings..............................    11,299           3,061
                                                 --------        --------
  Total stockholders' equity...................   244,155         236,122
                                                 --------        --------

  Total liabilities and stockholders' equity...  $574,440        $512,901
                                                 ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
              PRO FORMA FOR THE THREE MONTHS ENDED JUNE 30, 1995
              (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            Historical              Pro Forma
                                  ---------------------------       ---------
                                                                   Three Months
                                  Three Months Ended June 30,     Ended June 30,
                                      1996          1995              1995
                                  ----------   --------------     --------------
Revenue:
 Rooms.............................  $35,814      $31,032             $32,089
 Food and beverage.................   10,799        9,023               9,320
 Other operating departments.......    4,624        2,985               3,363
                                     -------      -------             -------

    Total revenue..................   51,237       43,040              44,772
                                     -------      -------             -------
Operating costs and expenses:
 Departmental expenses:
    Rooms..........................    9,234        9,184               9,266
    Food and beverage..............    7,988        6,545               6,993
    Other operating departments....    1,143        1,310               1,395
 Undistributed operating expenses:
    Administrative and general.....    4,167        2,849               4,201
    Marketing......................    3,786        2,678               3,012
    Property occupancy costs.......    6,664        6,319               6,673
    Depreciation and amortization..    4,421        3,362               3,450
    Corporate expense..............    2,552        2,777               1,878
                                     -------      -------             -------
Operating income...................   11,282        8,016               7,904
Other expenses:
 Interest expense..................    4,360        4,468               4,041
 Other.............................       --          307                 159
                                     -------      -------             -------
Net income before income taxes.....    6,922        3,241               3,704

Income taxes.......................    2,547        1,185               1,333
                                     -------      -------             -------
Net income.........................  $ 4,375      $ 2,056             $ 2,371
                                     =======      =======             =======

Net income per common share........  $  0.26      $  0.18             $  0.14
                                     =======      =======             =======

Weighted average number of common
 and common equivalent shares
 outstanding.......................   17,033       11,640              16,872
                                     =======      =======             =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                    THE FIVE MONTHS ENDED JUNE 30, 1995 AND
               PRO FORMA FOR THE SIX MONTHS ENDED JUNE 30, 1995
              (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          Historical                Pro Forma
                               ------------------------------    ---------------
                                 Six Months     Five Months        Six Months
                               Ended June 30,  Ended June 30,     Ended June 30,
                                    1996           1995                1995
                               --------------  --------------    ---------------

Revenue:
 Rooms........................      $ 71,268      $52,386             $64,227
 Food and beverage............        21,398       15,347              18,906
 Other operating
  departments.................         8,248        5,217               6,242
                                    --------      -------             -------

    Total revenue.............       100,914       72,950              89,375
                                    --------      -------             -------

Operating costs and expenses:
 Departmental expenses:
    Rooms.....................        17,808       14,460              18,023
    Food and beverage.........        15,181       11,121              13,814
    Other operating
     departments..............         2,288        1,781               2,055
 Undistributed
  operating expenses:
    Administrative and
     general..................         8,800        6,012               8,107
    Marketing.................         7,516        4,446               5,760
    Property occupancy
     costs....................        13,797       10,924              13,065
    Depreciation and
     amortization.............         8,409        5,616               6,778
    Corporate expense.........         5,514        4,353               3,886
                                    --------      -------             -------
Operating income..............        21,601       14,237              17,887
Other expenses:
 Interest expense.............         8,566        7,245               7,806
 Other........................            --          207                  70
                                    --------      -------             -------
Net income before income taxes        13,035        6,785              10,011

Income taxes..................         4,797        2,461               3,604
                                    --------      -------             -------
Net income....................      $  8,238      $ 4,324             $ 6,407
                                    ========      =======             =======

Net income per common share...      $   0.48      $  0.37             $  0.38
                                    ========      =======             =======

Weighted average number of
 common and common equivalent
 shares  outstanding..........        17,020       11,640              16,872
                                    ========      =======             =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE FIVE MONTHS ENDED JUNE 30, 1995
                           (UNAUDITED, IN THOUSANDS)

                                              Six Months          Five Months
                                            Ended June 30,       Ended June 30,
                                                 1996                 1995
                                            --------------       --------------
Cash flows from operating
  activities:
 Net income...............................     $  8,238            $  4,324
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and amortization..........        8,409               5,616
   Other..................................         (164)                112
 Changes in working capital...............       10,253                 739
 Increase in advance deposits.............        6,391                  --
 Increase in restricted cash..............       (1,253)             (1,548)
 Increase in deferred income
  taxes...................................        2,481               5,059
 Decrease in other
  liabilities.............................         (277)                 --
                                               --------            --------

    Cash provided by operating activities.       34,078              14,302
                                               --------            --------

Cash flows from investing
 activities:
 Improvements to property
  and equipment...........................     (63,754)            (36,535)
 Purchase of property and
  equipment...............................      (6,300)                 --
                                              --------            --------

    Cash used in investing activities.....     (70,054)            (36,535)
                                              --------            --------

Cash flows from financing  activities:
 Proceeds from short-term
  loan from affiliate.....................          --              12,500
 Repayments of long-term debt.............      (3,562)             (3,761)
 Proceeds from issuance of long-term debt.      37,721              33,071
 Decrease (increase) in
  deferred charges and other
  non-current assets......................         398              (1,089)
 Decrease in accounts
  receivable - affiliate..................          --                 452
 Decrease in distributions
  payable.................................          --              (2,426)
                                              --------            --------

    Cash provided by  financing
     activities...........................      34,557              38,747
                                              --------            --------

Net increase (decrease) in
 cash and cash equivalents................      (1,419)             16,514

Cash and cash equivalents at
 beginning of period......................       7,906               5,413
                                              --------            --------

Cash and cash equivalents at
 end of period............................    $  6,487            $ 21,927
                                              ========            ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.        BASIS OF PRESENTATION

          Bristol Hotel Company (the "Company") began operations in February 1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies") and United Inns, Inc. ("United Inns"). The Company owns and/or operates 39 hotels located primarily in the southern United States. Prior to February 1995, ten of the hotels had been owned or operated by Harvey Hotel Companies and 26 hotels had been owned by United Inns. Two additional hotels were acquired by the Company subsequent to June 1995 and in May, 1996 the Company acquired the Holiday Inn in Plano, Texas (see Note 3). In December 1995, the Company completed an initial public offering of its common stock (the "Offering") raising approximately $88.6 million in net proceeds. Concurrently, the Company refinanced approximately $138 million of mortgage indebtedness with proceeds of the Offering and the private issuance of $70 million aggregate principal amount of senior secured notes ("Senior Notes"). The condensed pro forma statements of income for the three months and the six months ended June 30, 1995, reflect the operations and/or management of all hotels excluding the Holiday Inn - Plano for the entire periods and excludes the operations of the Holiday Inn-Silber which
was sold by the Company in July, 1995.   Interest expense in the pro forma
income statements reflect the refinancing of the mortgage indebtedness.

          The condensed consolidated balance sheet at December 31, 1995, has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at June 30, 1996, the condensed consolidated statements of income for the three and six months ended June 30, 1996, and the three and five months ended June 30, 1995, and the condensed consolidated statements of cash flow for the six months ended June 30, 1996 and the five months ended June 30, 1995, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for the
periods presented have been made.   Interim results are not necessarily
indicative of fiscal year performance because of seasonal and short-term variations.

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


2.        MARKETABLE SECURITIES

          Prior to May, 1996, the Company classified equity securities as Available-for-Sale Securities (per FAS 115 -Accounting for Certain Investments in Debt and Equity Securities) and the unrealized gains were reported as a separate component of shareholders' equity. In May, 1996, management resolved to sell the equity securities during 1996, accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $447,000 was recorded in earnings.


3.        PROPERTY AND EQUIPMENT

          On May 31, 1996, the Company acquired a 159 room Holiday Inn hotel located in Plano, Texas for $6.3 million with proceeds from the Company's Term Credit Agreement ("Term Agreement").

                             BRISTOL HOTEL COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


4.        LONG-TERM DEBT

          On June 21, 1996, in accordance with the terms of the Exchange and Registration Rights Agreement dated December 18, 1995, the Company filed a registration statement on Form S-4 with the Securities and Exchange Commission whereby the Company agreed to exchange the Senior Notes for new notes (the "New Notes"). The New Notes have an equal principal amount, rate and maturity date; $70 million, 11.22% and December 18, 2000, respectively. The New Notes are secured by a first-priority pledge of all outstanding shares of capital stock of Bristol Hotel Asset Company, a Delaware corporation and wholly owned subsidiary of the Company.

          The following financial statements are for Bristol Hotel Asset Company, which is a guarantor of the Senior Notes.

                          BRISTOL HOTEL ASSET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)

                                                       June 30,    December 31,
                                                         1996           1995
                                                       --------    ------------
                                                      (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents............................ $  6,487        $  7,906
 Marketable securities................................      915             726
 Accounts receivable, net.............................   12,052          10,959
 Inventory............................................    3,119           2,880
 Deposits and other current assets....................    8,598           9,661
                                                       --------        --------

    Total current assets..............................   31,171          32,132

Property and equipment, net...........................  532,350         470,705

Other assets:
 Restricted cash......................................    1,873             620
 Deferred charges and other non-current assets,
  net.................................................    9,046           9,444
                                                       --------        --------

    Total assets...................................... $574,440        $512,901
                                                       ========        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current portion of long-term
  debt................................................ $  6,857        $  6,582
 Accounts payable and accrued
  expenses............................................   14,281          16,911
 Accrued construction costs...........................   14,385           4,457
 Accrued property, sales and use taxes................    5,487           6,110
 Accrued insurance reserves...........................    7,612           6,014
 Advance deposits.....................................    6,695             304
                                                       --------        --------

    Total current liabilities.........................   55,317          40,378
Long-term debt, excluding
 current portion......................................  129,946          96,062
Deferred income taxes.................................   71,929          69,448
Other liabilities.....................................    2,534           2,811
                                                       --------        --------

    Total liabilities.................................  259,726         208,699
                                                       --------        --------

Common stock ($.01 par value;
 1,000 shares authorized, 1,000
 shares issued and outstanding).......................       --              --
Additional paid-in capital............................  300,756         300,699
Unrealized gain on marketable
 securities, net......................................       --             262
Retained earnings.....................................   13,958           3,241
                                                       --------        --------
    Total stockholder's equity........................  314,714         304,202
                                                       --------        --------

    Total liabilities and stockholder's equity........ $574,440        $512,901
                                                       ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED, IN THOUSANDS)

                                               Three Months   Three Months
                                              Ended June 30, Ended June 30,
                                                   1996           1995
                                              -------------- --------------
Revenue:
 Rooms.......................................     $35,814       $31,032
 Food and beverage...........................      10,799         9,023
 Other operating departments.................       4,624         2,985
                                                  -------       -------

  Total revenue..............................      51,237        43,040
                                                  -------       -------

Operating costs and expenses:
 Departmental expenses:
  Rooms......................................       9,234         9,184
  Food and beverage..........................       7,988         6,545
  Other operating departments................       1,143         1,310
 Undistributed operating expenses:
  Administrative and general.................       4,167         2,849
  Marketing..................................       3,786         2,678
  Property occupancy costs.....................     6,664         6,319
  Depreciation and amortization................     4,421         3,362
  Corporate expense............................     2,552         2,777
                                                  -------       -------
Operating income.............................      11,282         8,016
Other expenses (income):
 Interest expense............................       2,389         4,468
 Other.......................................          --           307
                                                  -------       -------
Net income before income taxes...............       8,893         3,241

Income taxes.................................       3,273         1,185
                                                  -------       -------
Net income...................................     $ 5,620       $ 2,056
                                                  =======       =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                                 BRISTOL HOTEL ASSET COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE FIVE MONTHS ENDED JUNE 30, 1995
                           (UNAUDITED, IN THOUSANDS)

                                                Six Months    Five Months
                                              Ended June 30, Ended June 30,
                                                   1996           1995
                                              -------------- --------------
Revenue:
 Rooms.......................................    $ 71,268        $52,386
 Food and beverage...........................      21,398         15,347
 Other operating departments.................       8,248          5,217
                                                 --------        -------

  Total revenue..............................     100,914         72,950
                                                 --------        -------

Operating costs and expenses:
 Departmental expenses:
  Rooms......................................      17,808         14,460
  Food and beverage..........................      15,181         11,121
  Other operating departments................       2,288          1,781
 Undistributed operating expenses:
  Administrative and general.................       8,800          6,012
  Marketing..................................       7,516          4,446
  Property occupancy costs...................      13,797         10,924
  Depreciation and amortization..............       8,409          5,616
  Corporate expense..........................       5,514          4,353
                                                 --------        -------

Operating income.............................      21,601         14,237
Other expenses (income):
 Interest expense............................       4,642          7,245
 Other.......................................          --            207
                                                 --------        -------
Net income before income taxes...............      16,959          6,785

Income taxes.................................       6,242          2,461
                                                 --------        -------
Net income...................................    $ 10,717        $ 4,324
                                                 ========        =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND THE FIVE MONTHS ENDED JUNE 30, 1995
                           (UNAUDITED, IN THOUSANDS)

                                                Six Months         Five Months
                                              Ended June 30,      Ended June 30,
                                                   1996                1995
                                              --------------      --------------
Cash flows from operating activities:
 Net income...................................    $ 10,717          $  4,324
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization..............       8,409             5,616
   Other......................................        (394)              112
 Changes in working capital...................       8,004               739
 Increase in advance deposits.................       6,391                --
 Increase in restricted cash..................      (1,253)           (1,548)
 Increase in deferred income taxes............       2,481             5,059
 Decrease in other liabilities................        (277)               --
                                                  --------          --------

    Cash provided by operating activities.....      34,078            14,302
                                                  --------          --------

Cash flows from investing activities:
 Improvements to property and equipment.......     (63,754)          (36,535)
 Purchase of property and equipment...........      (6,300)               --
                                                  --------          --------

    Cash used in investing activities.........     (70,054)          (36,535)
                                                  --------          --------

Cash flows from financing activities:
 Proceeds from short-term loan from affiliate.          --            12,500
 Payments of long-term debt...................      (3,562)           (3,761)
 Proceeds from issuance of long-term debt.....      37,721            33,071
 Decrease (increase) in deferred charges
  other non-current assets....................         398            (1,089)
 Decrease in accounts receivable - affiliate..          --               452
 Decrease in distributions payable............          --            (2,426)
                                                  --------          --------

    Cash provided by financing activities.....      34,557            38,747
                                                  --------          --------

Net increase (decrease) in cash and cash
 equivalents..................................      (1,419)           16,514

Cash and cash equivalents at beginning of
 period.......................................       7,906             5,413
                                                  --------          --------

Cash and cash equivalents at end of period....    $  6,487          $ 21,927
                                                  ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.        BASIS OF PRESENTATION

          Bristol Hotel Asset Company (the "Asset Company") was formed in November 1995 as a wholly owned subsidiary of Bristol Hotel Company (the "Parent Company"). Upon formation, the equity interests of several entities owned by, or under common control with, the Parent Company, were contributed to the Asset
Company.   In December 1995, 15 entities (previously owned by United Inns,
Inc.), owning 24 hotels were merged into the Asset Company. The operating results of the Asset Company are substantially the operating results of the
Parent Company.   However, the Parent Company rather than the Asset Company, is the obligor on the $70 million Senior Notes as discussed in Note 4 below.

          The condensed consolidated balance sheet at December 31, 1995 has been
condensed from the audited balance sheet at that date.   The condensed
consolidated balance sheet at June 30, 1996, the condensed consolidated statements of income for the three months and the six months ended June 30, 1996, and the three months and five months ended June 30, 1995, and the condensed consolidated statements of cash flow for the six months ended June 30, 1996, and five months ended June 30, 1995, have been prepared by the Asset Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996
and for the periods presented have been made.   Interim results are not
necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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


2.        MARKETABLE SECURITIES

          Prior to May, 1996, the Company classified equity securities as Available-for-Sale Securities (per FAS 115 -Accounting for Certain Investments in Debt and Equity Securities) and the unrealized gains were reported as a separate component of shareholders' equity. In May, 1996, management resolved to sell the equity securities during 1996, accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $447,000 was recorded in earnings.


3.        PROPERTY AND EQUIPMENT

          On May 31, 1996, the Company acquired a 159 room Holiday Inn hotel located in Plano, Texas for $6.3 million with proceeds from the Term Agreement.


4.        COMMITMENTS AND CONTINGENCIES

          The Asset Company is guarantor of the $70 million Senior Notes of the Parent Company, which are also secured by a first-priority pledge of all
outstanding shares of capital stock of Asset Company.   See Note 4 of the Parent
Company's Notes to Consolidated Condensed Financial Statements.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Overview
- --------

          As discussed in Note 1 to the Company's Notes to Condensed Consolidated Financial Statements, the Company began operations in February 1995. Historical results for 1995 include five months of operations and/or management of the original 36 hotels. The pro forma results for the three and six months ended June 30 1995, include operations and/or management of the hotels currently owned or managed by the Company except for Holiday Inn - Plano. Management believes that, due to the substantial difference in comparability between the Company's historical results for 1995 and 1996, the use of the pro forma results for 1995 provides a more meaningful basis for comparison to 1996.

Results of Operations
- ---------------------

Three Months Ended June 30, 1996 Compared with Pro Forma Three Months Ended
- ---------------------------------------------------------------------------
June 30, 1995
- -------------

          Revenues increased $6.5 million, or 14.4%, to $51.2 million for 1996, reflecting increases in all revenue categories, as discussed below.

          Room revenues were $35.8 million for the three months ended June 30, 1996, an increase of $3.7 million, or 11.6%, from the comparable pro forma period in 1995, due primarily to improved occupancy and average daily room rates of 69.5% and $65.97, respectively, for the three months ended June 30, 1996, as compared to 64.7% and $62.83, respectively, for the same pro forma period in 1995. The improvements in occupancy and average daily room rates are primarily attributable to the successful repositioning and/or redevelopment of several of the former United Inns hotels.

          Food and beverage revenues improved by $1.5 million to $10.8 million for the three months ended June 30, 1996, from $9.3 million for the pro forma three months ended June 30, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased sales effort in the banquet and catering departments of the 26 hotels formerly owned by United Inns. Other operating revenues increased 37.5% or by $1.3 million, to $4.6 million for the three months ended June 30, 1996, due primarily to improved occupancy, the increased emphasis on maximizing telephone revenue for the former United Inns hotels and the $0.4 million unrealized gain on marketable securities (see Note 2 to the Notes to Condensed Consolidated Financial Statements).

          Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the three months ended June 30, 1996 was 35.6% compared to 29.6% for the pro forma three months ended June 30, 1995. The 6.0% percentage increase is due in part to increased operating efficiencies in the rooms and property operations departments and, also, to the unrealized gain on marketable securities discussed above, offset slightly by increases in marketing expenses and property occupancy costs. The increases in marketing expenses reflect the restaffing and increased direct sales effort for the former United Inns hotels. Property occupancy cost increases are due to increases in property taxes primarily as a result of capital improvements and increases in land rentals calculated as a percentage of revenues.

          Depreciation increased $1.0 million for the three months ended June 30, 1996, compared to the pro forma three months ended June 30, 1995, primarily as a result of the significant capital improvements at several of the former United Inn hotels.

          Corporate expenses increased $0.7 million for the three months ended June 30, 1996, compared to the pro forma three months ended June 30, 1995, primarily as a result of continuing acquisition activities and increased levels of service provided to the Company's hotel operations.

          Interest expense increased by $0.3 million to $4.4 million in the three months ended June 30, 1996, compared to the pro forma three months ended June 30, 1995. This increase was due primarily to increased borrowings during 1996.

          As a result of the factors described above, net income increased to $4.4 million for the three months ended June 30, 1996, from $2.4 million for the pro forma three months ended June 30, 1995, an increase of 84.5%.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Six Months Ended June 30, 1996 Compared with Pro Forma Six Months Ended
- -----------------------------------------------------------------------
June 30, 1995
- -------------

          Revenues increased $11.5 million, or 12.9%, to $100.9 million for 1996, reflecting increases in all revenue categories, as discussed below.

          Room revenues were $71.3 million for the six months ended June 30, 1996, an increase of $7.0 million, or 11.0%, from the comparable pro forma period in 1995, due primarily to improved occupancy and average daily room rates. Occupancy for the three months ended March 31, 1996, and the three months June 30, 1996, increased over the comparable pro forma periods of 1995, by a 3.2% and a 4.8% point change, respectively. Average daily room rates for the three months ended March 31, 1996, and the three months June 30, 1996, increased over the comparable pro forma periods of 1995, by 7.9% and 5.0%, respectively. The improvements in occupancy and average daily room rates are primarily attributable to the successful repositioning and/or redevelopment of several of the former United Inns hotels.

          Food and beverage revenues improved by $2.5 million to $21.4 million for the six months ended June 30, 1996, from $18.9 million for the pro forma six months ended June 30, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased sales effort in the banquet and catering departments of the 26 hotels formerly owned by United Inns. Other operating revenues increased 32.1% or by $2.0 million, to $8.2 million for the six months ended June 30, 1996, due primarily to improved occupancy , the increased emphasis on maximizing telephone revenue for the former United Inns hotels and the $0.4 million unrealized gain on marketable securities.

          Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the six months ended June 30, 1996, was 35.2% compared to 31.9% for the pro forma six months ended June 30, 1995. The 3.3% percentage increase is due primarily to increased operating efficiencies in the rooms and property operations departments and, also, the unrealized gain on marketable securities offset slightly by increases in marketing expenses and property occupancy costs. The increases in marketing expenses reflect the restaffing and increased direct sales effort for the former United Inns hotels. Property occupancy cost increases are due to increases in property taxes primarily as a result of capital improvements and increases in land rentals calculated as a percentage of revenues.

          Depreciation increased $1.6 million for the six months ended June 30, 1996, compared to the pro forma six months ended June 30, 1995, primarily as a result of the significant capital improvements at several of the former United Inn hotels.

          Corporate expenses increased $1.6 million for the six months ended June 30, 1996 compared to the pro forma six months ended June 30, 1995, primarily as a result of acquisition activities and additional costs incurred in the first three months of 1996 to establish the Company as a public entity.

          Interest expense increased by $0.8 million to $8.6 million in the six months ended June 30, 1996, compared to the pro forma six months ended June 30, 1995. This increase was due primarily to increased borrowings during 1996.

          As a result of the factors described above, net income increased to $8.2 million for the six months ended June 30, 1996, from $6.4 million for the pro forma six months ended June 30, 1995, an increase of 28.1%.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

Cash Flows and Financial Condition
- ----------------------------------

          Cash provided from operating activities was $34.0 million for six months ended June 30, 1996, as a result of net income before depreciation and amortization and the receipt of approximately $6.4 million in advance deposits during the period. The advance deposits resulted primarily from reservations for Olympics-related business scheduled for the third quarters in the Company's various Atlanta hotels. This cash was combined with cash available at the start of the year and borrowings under the Term Agreement to fund over $63 million in renovation costs for properties in the second and third phases of the Company's redevelopment program and the purchase of the Holiday Inn in Plano, Texas. The increase in negative working capital as of June 30, 1996, as compared to December 31, 1995, is due primarily to timing differences between the incurrence of renovation costs and borrowings under the Term Agreement.

          EBITDA totaled $30.0 million for the six months ended June 30, 1996, compared to $19.6 million for the five months ended June 30, 1995. EBITDA was $5.4 million (22.0%) over the pro forma six months ended June 30, 1995, primarily due to improved performance as a result of the successful repositioning and/or redevelopment of several of the former United Inns hotels and improved operating efficiencies.

          The Company intends to complete its redevelopment program during 1996 and believes that funds provided from operations combined with approximately $28.6 million available under the Term Agreement will be more than adequate to meet the costs of the program. An additional amount of up to $53.7 million is available under the Term Agreement to fund acquisitions and related refurbishments. The Company is pursuing several other potential acquisitions and believes that other hotels will be acquired during the next few quarters.

                                 PART II

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             No. 27  Financial Data Schedule

        (b)  Reports on Form 8-K

             Registrant filed one Current Report on Form 8-K, dated June 21, 1996 with the Securities and Exchange Commission, which reported the Company's appointment of Arthur Andersen LLP as independent accountants for fiscal 1996 to replace Price Waterhouse LLP.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BRISTOL HOTEL COMPANY


          Date: August 14, 1996    By  /s/ Jeffrey P. Mayer
                                      -------------------------------------
                                      Jeffrey P. Mayer
                                      Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)