Form 10-Q
period 1996-09-30
BRISTOL HOTEL CO
filed 1996-11-14
CIK 1002115

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



For the Quarter Ended September 30, 1996             Commission File No. 1-14062


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


     The number of shares of common stock, par value $.01 per share, outstanding at November 14, 1996, was 16,565,840.

================================================================================

                             BRISTOL HOTEL COMPANY

                                     INDEX
                                     -----
                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited):
     -----------------------------------------

        BRISTOL HOTEL COMPANY

        Condensed Consolidated Balance Sheets as of September 30,
          1996 and December 31, 1995                                        3

        Condensed Consolidated Statements of Income for the three
          months ended September 30, 1996 and 1995 and pro forma
          for the three months ended September 30, 1995                     4

        Condensed Consolidated Statements of Income for the nine
          months ended September 30, 1996 and the eight months
          ended September 30, 1995 and pro forma for the nine
          months ended  September 30, 1995                                  5

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and the eight months ended
          September 30, 1995                                                6

        Notes to Condensed Consolidated Financial Statements               7-8


        BRISTOL HOTEL ASSET COMPANY

        Condensed Consolidated Balance Sheets as of September 30,
          1996 and December 31, 1995                                        9

        Condensed Consolidated Statements of Income for the three
          months ended September 30, 1996 and 1995                         10

        Condensed Consolidated Statements of Income for the nine
          months ended September 30, 1996 and the eight months
          ended September 30, 1995                                         11

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and the eight months ended
          September 30, 1995                                               12

        Notes to Condensed Consolidated Financial Statements               13

     Item 2.  Management's Discussion and Analysis of Results of
              --------------------------------------------------
          Operations and Financial Condition                             14-16
          ----------------------------------

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             17
     ------------------------------------------

SIGNATURE                                                                  17

                             BRISTOL HOTEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                            (Dollars in thousands)

                                                  September 30,  December 31,
                                                      1996          1995
                                                  -------------  ------------
                                                   (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents..................        $  9,494      $  7,906
  Marketable securities......................              79           726
  Accounts receivable, net...................          11,436        10,959
  Inventory..................................           3,300         2,880
  Deposits and other current assets..........           7,455         9,661
                                                     --------      --------

    Total current assets.....................          31,764        32,132

Property and equipment, net..................         542,940       470,705

Other assets:
  Restricted cash............................           3,572           620
  Deferred charges and other non-current
    assets, net..............................           7,916         9,444
                                                     --------      --------

    Total assets.............................        $586,192      $512,901
                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..........        $  6,939      $  6,582
  Accounts payable and accrued expenses......           9,806        17,091
  Accrued construction costs.................           3,359         4,457
  Accrued property, sales and use taxes......           6,294         6,110
  Accrued insurance reserves.................           7,024         6,014
  Advance deposits...........................             299           304
                                                     --------      --------

    Total current liabilities................          33,721        40,558

Long-term debt, excluding current portion....         224,238       163,962
Deferred income taxes........................          76,379        69,448
Other liabilities............................           2,503         2,811
                                                     --------      --------

    Total liabilities........................         336,841       276,779
                                                     --------      --------

Common stock ($.01 par value; 75,000,000 shares
  authorized, 16,565,840 shares issued and
  outstanding)...............................             166           166
Additional paid-in capital...................         231,051       232,633
Unrealized gain on marketable securities, net              --           262
Retained earnings............................          18,134         3,061
                                                     --------      --------
  Total stockholders' equity.................         249,351       236,122
                                                     --------      --------

  Total liabilities and stockholders' equity.        $586,192      $512,901
                                                     ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
            PRO FORMA FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
              (Unaudited, in thousands except per share amounts)

                                                 Historical                     Pro Forma
                                        --------------------------------       -------------
                                                                               Three Months
                                                                                   Ended
                                        Three Months Ended September 30,       September 30,
                                            1996               1995                1995
                                        ------------       ------------        -------------
Revenue:
 Rooms.................................   $ 43,578           $ 32,873             $ 32,931
 Food and beverage.....................      9,717              9,228                9,234
 Other operating departments...........      5,276              4,104                4,102
                                          --------           --------             --------
  Total revenue........................     58,571             46,205               46,267
                                          --------           --------             --------
Operating costs and expenses:
 Departmental expenses:
  Rooms................................     10,518              9,673                9,658
  Food and beverage....................      7,437              7,608                7,587
  Other operating departments..........      1,174              1,295                1,285
 Undistributed operating expenses:
  Administrative and general...........      4,576              5,586                4,776
  Marketing............................      3,963              4,035                3,686
  Property occupancy costs.............      7,312              7,415                7,340
  Depreciation and amortization........      4,983              3,866                3,586
  Corporate expense....................      2,535              1,243                2,366
                                          --------           --------             --------
Operating income.......................     16,073              5,484                5,983

Other expenses:
 Interest expense......................      5,258              5,686                4,165
 Other.................................         --                204                    4
                                           -------           --------             --------
Net income (loss) before income taxes..     10,815               (406)               1,814

Income taxes...........................      3,980               (116)                 653
                                           -------           ---------            --------
Net income (loss)......................    $ 6,835           $   (290)            $  1,161
                                           =======           ========             ========

Net income (loss) per common share.....    $  0.40           $   (.02)            $    .07
                                           =======           ========             ========
Weighted average number of common and
  common equivalent shares outstanding.     17,019             11,653               16,872
                                           =======           ========             ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND THE EIGHT MONTHS ENDED SEPTEMBER 30, 1995 AND PRO FORMA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
               (Unaudited, in thousands except per share amounts)

                                           Historical               Pro Forma
                                   ----------------------------   -------------
                                    Nine Months   Eight Months     Nine Months
                                       Ended         Ended            Ended
                                   September 30,  September 30,   September 30,
                                        1996          1995            1995
                                   -------------  -------------   -------------
Revenue:
  Rooms............................ $   114,846     $  85,259       $  97,158
  Food and beverage................      31,115        24,575          28,140
  Other operating departments......      13,524         9,321          10,344
                                    -----------     ---------       ---------
     Total revenue.................     159,485       119,155         135,642
                                    -----------     ---------       ---------
 Operating costs and expenses:
  Departmental expenses:
    Rooms..........................      28,325        24,133          27,681
    Food and beverage..............      22,618        18,729          21,401
    Other operating departments....       3,462         3,076           3,340
  Undistributed operating expenses:
    Administrative and general.....      13,377        11,598          12,883
    Marketing......................      11,480         8,481           9,446
    Property occupancy costs.......      21,109        18,339          20,405
    Depreciation and amortization..      13,392         9,482          10,364
    Corporate expense..............       8,049         5,596           6,252
                                    -----------     ---------       ---------
Operating income...................      37,673        19,721          23,870

Other expenses:
  Interest expense.................      13,824        12,931          11,971
  Other............................          --           411              74
                                    -----------     ---------       ---------
Net income before income taxes.....      23,849         6,379          11,825

Income taxes.......................       8,776         2,345           4,257
                                    -----------     ---------       ---------
Net income......................... $    15,073     $   4,034       $   7,568
                                    ===========     =========       =========

Net income per common share........ $       .89     $    0.33       $    0.45
                                    ===========     =========       =========
Weighted average number of common
  and common equivalent shares
  outstanding......................      17,016        12,313          16,872
                                    ===========     =========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                   THE EIGHT MONTHS ENDED SEPTEMBER 30, 1995
                           (Unaudited, in thousands)

                                                  Nine Months    Eight Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                      1996            1995
                                                 -------------   -------------
Cash flows from operating activities:
  Net income.....................................  $  15,073       $   4,034
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
      Depreciation and amortization..............     13,392           9,482
      Amortization of deferred financing costs...      1,224              --
      Other......................................       (269)            173
  Changes in working capital.....................     (4,825)           (454)
  Decrease in advance deposits...................         (5)           (630)
  Increase in restricted cash....................     (2,952)         (1,549)
  Increase in deferred income taxes..............      6,931             155
  Decrease in other liabilities..................       (308)           (691)
                                                   ---------       ---------
     Cash provided by operating activities.......     28,261          10,520
                                                   ---------       ---------

Cash flows from investing activities:
  Improvements to property
   and equipment.................................    (79,327)        (48,953)
  Sale (purchase) of
   property and equipment........................     (6,300)          4,711
                                                   ---------       ---------

     Cash used in investing activities...........    (85,627)        (44,242)
                                                   ---------       ---------

Cash flows from financing activities:
  Proceeds from short-term
   loan from affiliate...........................         --          16,500
  Repayments of long-term debt...................     (4,284)        (10,930)
  Proceeds from line of credit and
   long-term borrowings..........................     64,602          33,988
  Payment of offering costs......................     (1,342)             --
  Increase in deferred charges and
   other non-current assets......................        (22)         (2,150)
  Decrease in accounts receivable - affiliate....         --             536
  Decrease in distributions payable..............         --          (4,140)
                                                   ---------       ---------
     Cash provided by  financing activities......     58,954          33,804
                                                   ---------       ---------
Net increase in cash and cash equivalents........      1,588              82

Cash and cash equivalents at beginning of period.      7,906           5,413
                                                   ---------       ---------
Cash and cash equivalents at end of period.......  $   9,494       $   5,495
                                                   =========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     Bristol Hotel Company (the "Company") began operations in February 1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies") and United Inns, Inc. ("United Inns"). The Company owns and/or operates 39 hotels located primarily in the southern United States. Prior to February 1995, ten of the hotels had been owned or operated by Harvey Hotel Companies and 26 hotels were owned by United Inns. Two additional hotels were acquired by the Company subsequent to June 1995 and in May, 1996 the Company acquired the Holiday Inn in Plano, Texas. In December 1995, the Company completed an initial public offering of its common stock (the "Offering") raising approximately $88.6 million in net proceeds. Concurrently, the Company refinanced approximately $138 million of mortgage indebtedness with proceeds of the Offering and the private issuance of $70 million aggregate principal amount of senior secured notes ("Senior Notes"). The condensed pro forma statements of income for the three months and the nine months ended September 30, 1995, reflect the operations and/or management of all hotels excluding the Holiday Inn - Plano for the entire periods and excludes the operations of the Holiday Inn-Silber which was sold by the Company in July, 1995. Interest expense in the pro forma income statements reflect the refinancing of the mortgage indebtedness.

     The condensed consolidated balance sheet at December 31, 1995, has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheet at September 30, 1996, the condensed consolidated statements of income for the three and nine months ended September 30, 1996, and the three and eight months ended September 30, 1995, and the condensed consolidated statements of cash flow for the nine months ended September 30, 1996 and the eight months ended September 30, 1995, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for the periods presented have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2.   MARKETABLE SECURITIES

     Prior to May, 1996, the Company classified equity securities as Available-for-Sale Securities (per FAS 115 -Accounting for Certain Investments in Debt and Equity Securities) and the unrealized gains were reported as a separate component of shareholders' equity. In May 1996, management resolved to sell the equity securities during 1996, and accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $0.45 million was recorded in earnings in the second quarter of 1996. Substantially all of the securities were sold in the third quarter of 1996.

3.   LITIGATION SETTLEMENTS

     In August, 1996, the Company settled all remaining litigation with one of the daughters of H.K. Huie, Jr., the founder of the Harvey Hotels business, related to the purchase by the Company of the Harvey Hotel Companies (the "Chenault Litigation"). The Company had reserved $1.65 million related to this litigation. The Company paid $0.75 million in final settlement of this litigation during the third quarter. As a result, the Company recognized $0.9 million ($0.6 million after tax) as other income during the third quarter of 1996.

                             BRISTOL HOTEL COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.   LONG-TERM DEBT

     Included in long-term debt for the Company are Senior Notes totaling $70 million. These notes, which bear interest at 11.22% and mature December 18, 2000, are secured by a first-priority pledge of all outstanding shares of capital stock of Bristol Hotel Asset Company, a Delaware corporation and wholly owned subsidiary of the Company.

     The following financial statements are for Bristol Hotel Asset Company, which is a guarantor of the Senior Notes.

                          BRISTOL HOTEL ASSET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
                                                    (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents.........................  $  9,494       $  7,906
  Marketable securities.............................        79            726
  Accounts receivable, net..........................    11,436         10,959
  Inventory.........................................     3,300          2,880
  Deposits and other current assets.................     7,455          9,661
                                                      --------        -------

     Total current assets...........................    31,764         32,132

Property and equipment, net.........................   542,940        470,705

Other assets:
  Restricted cash...................................     3,572            620
  Deferred charges and other non-current assets, net     7,916          9,444
                                                      --------       --------

     Total assets...................................  $586,192       $512,901
                                                      ========       ========

       LIABILITES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt.................  $  6,939       $  6,582
  Accounts payable and accrued expenses.............     9,698         16,911
  Accrued construction costs........................     3,359          4,457
  Accrued property, sales and use taxes.............     6,294          6,110
  Accrued insurance reserves........................     7,024          6,014
  Advance deposits..................................       299            304
                                                      --------       --------

     Total current liabilities......................    33,613         40,378

Long-term debt, excluding current portion...........   156,003         96,062
Deferred income taxes...............................    76,379         69,448
Other liabilities...................................     2,503          2,811
                                                      --------       --------

     Total liabilities..............................   268,498        208,699
                                                      --------       --------

Common stock ($.01 par value;  1,000 shares
  authorized, 1,000 shares issued and outstanding)          --            --
Additional paid-in capital..........................   295,586        300,699
Unrealized gain on marketable securities, net.......        --            262
Retained earnings...................................    22,108          3,241
                                                      --------       --------
     Total stockholder's equity.....................   317,694        304,202
                                                      --------       --------

     Total liabilities and stockholder's equity.....  $586,192       $512,901
                                                      ========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited, in thousands)

                                                  Three Months     Three Months
                                                      Ended            Ended
                                                  September 30,   September 30,
                                                      1996             1995
                                                  -------------   -------------
Revenue:
  Rooms.........................................    $  43,578       $  32,873
  Food and beverage.............................        9,717           9,228
  Other operating departments...................        5,276           4,104
                                                    ---------       ---------
     Total revenue..............................       58,571          46,205
                                                    ---------       ---------

Operating costs and expenses:
  Departmental expenses:
    Rooms.......................................       10,518           9,673
    Food and beverage...........................        7,437           7,608
    Other operating departments.................        1,174           1,295
  Undistributed operating expenses:
    Administrative and general..................        4,576           5,586
    Marketing...................................        3,963           4,035
    Property occupancy costs....................        7,312           7,415
    Depreciation and amortization...............        4,983           3,866
    Corporate expense...........................        2,535           1,243
                                                    ---------       ---------
Operating income................................       16,073           5,484

Other expenses:
  Interest expense..............................        3,179           5,686
  Other.........................................           --             204
                                                   ----------       ---------
Net income (loss) before income taxes...........       12,894            (406)

Income taxes....................................        4,745            (116)
                                                   ----------       ---------
Net income (loss)...............................   $    8,149       $    (290)
                                                   ==========       =========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                   THE EIGHT MONTHS ENDED SEPTEMBER 30, 1995
                           (Unaudited, in thousands)

                                                Nine Months    Eight Months
                                                   Ended          Ended
                                                September 30,  September 30,
                                                    1996           1995
                                                -------------  -------------
Revenue:
  Rooms.........................................  $  114,846      $  85,259
  Food and beverage.............................      31,115         24,575
  Other operating departments...................      13,524          9,321
                                                  ----------      ---------

     Total revenue..............................     159,485        119,155
                                                  ----------      ---------

Operating costs and expenses:
  Departmental expenses:
    Rooms.......................................      28,325         24,133
    Food and beverage...........................      22,618         18,729
    Other operating departments.................       3,462          3,076
  Undistributed operating expenses:
    Administrative and general..................      13,377         11,598
    Marketing...................................      11,480          8,481
    Property occupancy costs....................      21,109         18,339
    Depreciation and amortization...............      13,392          9,482
    Corporate expense...........................       8,049          5,596
                                                  ----------      ---------
Operating income................................      37,673         19,721

Other expenses:
  Interest expense..............................       7,820         12,931
  Other.........................................          --            411
                                                  ----------      ---------
Net income before income taxes..................      29,853          6,379

Income taxes....................................      10,986          2,345
                                                  ----------      ---------
Net income......................................  $   18,867      $   4,034
                                                  ==========      =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                   THE EIGHT MONTHS ENDED SEPTEMBER 30, 1995
                           (Unaudited, in thousands)

                                                   Nine Months     Eight Months
                                                      Ended          Ended
                                                   September 30,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Cash flows from operating activities:
  Net income......................................   $  18,867       $  4,034
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization................      13,392          9,482
     Amortization of deferred financing costs.....       1,224             --
     Other........................................        (604)           173
  Changes in working capital......................      (4,753)          (454)
  Decrease in advance deposits....................          (5)          (630)
  Increase in restricted cash.....................      (2,952)        (1,549)
  Increase in deferred income taxes...............       6,931            155
  Decrease in other liabilities...................        (308)          (691)
                                                     ---------       --------

     Cash provided by operating activities........      31,792         10,520
                                                     ---------       --------
Cash flows from investing activities:
  Improvements to property and equipment..........     (79,327)       (48,953)
  Sale (purchase) of property and equipment.......      (6,300)         4,711
                                                     ---------       --------

     Cash used in investing activities............     (85,627)       (44,242)
                                                      --------       --------
Cash flows from financing activities:
  Payments on behalf of Parent Company............      (3,531)            --
  Proceeds from short-term loan from affiliate....          --         16,500
  Payments of long-term debt......................      (4,284)       (10,930)
  Proceeds from line of credit and
   long-term borrowings...........................      64,602         33,988
  Payment of offering costs.......................      (1,342)            --
  Increase in deferred charges and other
   non-current assets.............................         (22)        (2,150)
  Decrease in accounts receivable - affiliate.....          --            536
  Decrease in distributions payable...............          --         (4,140)
                                                     ---------       --------

     Cash provided by financing activities........      55,423         33,804
                                                     ---------       ---------
Net increase in cash and cash equivalents.........       1,588             82

Cash and cash equivalents at beginning of period..       7,906          5,413
                                                     ---------       --------
Cash and cash equivalents at end of period........   $   9,494       $  5,495
                                                     =========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                          BRISTOL HOTEL ASSET COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     Bristol Hotel Asset Company (the "Asset Company") was formed in November 1995 as a wholly owned subsidiary of Bristol Hotel Company (the "Parent Company"). Upon formation, the equity interests of several entities owned by, or under common control with, the Parent Company, were contributed to the Asset Company. In December 1995, 15 entities (previously owned by United Inns, Inc.), owning 24 hotels were merged into the Asset Company. The operating results of the Asset Company are substantially the operating results of the Parent Company. However, the Parent Company rather than the Asset Company, is the obligor on the $70 million Senior Notes as discussed in Note 3 below.

     The condensed consolidated balance sheet at December 31, 1995, has been condensed from the audited balance sheet at that date. The condensed consolidated balance sheets at September 30, 1996 and 1995, the condensed consolidated statements of income for the three months and the nine months ended September 30, 1996, and the three months and eight months ended September 30, 1995, and the condensed consolidated statements of cash flow for the nine months ended September 30, 1996, and eight months ended September 30, 1995, have been prepared by the Asset Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for the periods presented have been made. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2.   MARKETABLE SECURITIES

     Prior to May, 1996, the Company classified equity securities as Available-for-Sale Securities (per FAS 115 -Accounting for Certain Investments in Debt and Equity Securities) and the unrealized gains were reported as a separate component of shareholders' equity. In May, 1996, management resolved to sell the equity securities during 1996, and accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $0.45 million was recorded in earnings in the second quarter of 1996. Substantially all of the securities were sold during the third quarter of 1996.

3.   COMMITMENTS AND CONTINGENCIES

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

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


Overview
--------

     As discussed in Note 1 to the Company's Notes to Condensed Consolidated Financial Statements, the Company began operations in February 1995. Historical results for 1995 include eight months of operations and/or management of the original 36 hotels. The pro forma results for the three and nine months ended September 30, 1995, include operations and/or management of the hotels currently owned or managed by the Company except for Holiday Inn -Plano, which was purchased in the second quarter 1996. Management believes that, due to the substantial difference in comparability between the Company's historical results for 1995 and 1996, the use of the pro forma results for 1995 provides a more meaningful basis for comparison to 1996.

Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared with Pro Forma Three Months Ended
--------------------------------------------------------------------------------
September 30, 1995
------------------

     Revenues increased $12.3 million, or 26.6%, to $58.6 million for 1996, reflecting increases in all revenue categories, as discussed below.

     Room revenues were $43.6 million for the three months ended September 30, 1996, an increase of $10.6 million, or 32.3%, from the comparable pro forma period in 1995, due primarily to improved occupancy and average daily room rates of 69.6% and $73.62, respectively, for the three months ended September 30, 1996, as compared to 67.4% and $61.61, respectively, for the same pro forma period in 1995. The improvements in occupancy and average daily room rates are primarily attributable to the successful repositioning and/or redevelopment of many of the former United Inns hotels. It is estimated that the Summer Olympic Games which were held in Atlanta in July, 1996 had a positive impact on operating profit of approximately $3.4 million. The Company's Atlanta hotels, representing approximately 25% of total rooms, experienced 100% occupancy during the twenty days of the Olympic Games. The positive impact of the Olympics was somewhat less than the Company had anticipated due to the interruption of regular business travel patterns before and after the Olympics as well as reduced food and beverage business during the Olympic Games.

     Food and beverage revenues increased by $0.5 million to $9.7 million for the three months ended September 30, 1996, from $9.2 million for the pro forma three months ended September 30, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased sales effort in the banquet and catering departments of the 26 hotels formerly owned by United Inns. Other operating revenues increased 28.6% or by $1.2 million, to $5.3 million for the three months ended September 30, 1996, due primarily to improved occupancy, the increased emphasis on maximizing telephone revenue for the former United Inns hotels and the gain related to the Chenault Litigation settlement discussed in
Note 3 of the Parent Company's Notes to Condensed Consolidated Financial Statements.

     Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the three months ended September 30, 1996 was 40.3% compared to 25.8% for the pro forma three months ended September 30, 1995. The 14.5% point increase is due in part to increased operating efficiencies in the property operations departments and the settlement of the Chenault Litigation, offset slightly by increases in marketing expenses and property occupancy costs. The increases in marketing expenses reflect the restaffing and increased direct sales effort for the former United Inns hotels. Property occupancy cost increases are due to increases in property taxes primarily as a result of capital improvements and increases in land rentals calculated as a percentage of revenues.

     Depreciation increased $1.4 million for the three months ended September 30, 1996, compared to the pro forma three months ended September 30, 1995, as a result of the significant capital improvements at several of the former United Inn hotels.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION (Continued)


Three Months Ended September 30, 1996 Compared with Pro Forma Three Months Ended
--------------------------------------------------------------------------------
September 30, 1995 (cont'd)
---------------------------

     Interest expense increased by $1.1 million to $5.3 million in the three months ended September 30, 1996, compared to the pro forma three months ended September 30, 1995. This increase was due primarily to increased borrowings during 1996 for renovation costs.

     As a result of the factors described above, net income increased to $6.8 million for the three months ended September 30, 1996, from $1.2 million for the pro forma three months ended September 30, 1995, an increase of 488.7%.

Nine Months Ended September 30, 1996 Compared with Pro Forma Nine Months Ended
------------------------------------------------------------------------------
September 30, 1995
------------------

     Revenues increased $23.8 million, or 17.6%, to $159.5 million for 1996, reflecting increases in all revenue categories, as discussed below.

     Room revenues were $114.8 million for the nine months ended September 30, 1996, an increase of $17.7 million, or 18.2%, from the comparable pro forma period in 1995, due primarily to improved occupancy and average daily room rates. Occupancy for the three months ended March 31, 1996, the three months June 30, 1996, and the three months ended September 30, 1996 increased over the comparable pro forma periods of 1995, by a 3.2%, a 4.8%, and a 2.2% point change, respectively. Average daily room rates for the three months ended March 31, 1996, the three months ended June 30, 1996, and the three months ended September 30, 1996, increased over the comparable pro forma periods of 1995, by 7.9%, 5.0%, and 19.5% respectively. The improvements in occupancy and average daily room rates are primarily attributable to the successful repositioning and/or redevelopment of many of the former United Inns hotels, as well as the impact of the Summer Olympics.

     Food and beverage revenues improved by $3.0 million to $31.1 million for the nine months ended September 30, 1996, from $28.1 million for the pro forma nine months ended September 30, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased sales effort in the banquet and catering departments of the 26 hotels formerly owned by United Inns.

     Other operating revenues increased 30.7% or by $3.2 million, to $13.5 million for the nine months ended September 30, 1996, due primarily to improved occupancy , the increased emphasis on maximizing telephone revenue for the former United Inns hotels, the unrealized gain on marketable securities, and the gain related to the settlement of the Chenault Litigation (see Notes 2 and 3 to the Notes to the Condensed Consolidated Financial Statements, respectively, for the discussions of the gain on marketable securities and the Chenault Litigation).

     Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the nine months ended September 30, 1996, was 37.1% compared to 29.8% for the pro forma nine months ended September 30, 1995. The 7.3% percentage increase is due primarily to increased operating efficiencies in the property operations departments, the unrealized gain on marketable securities and the Chenault Litigation offset slightly by increases in marketing expenses and property occupancy costs. The increases in marketing expenses reflect the restaffing and increased direct sales effort for the former United Inns hotels. Property occupancy cost increases are due to increases in property taxes primarily as a result of capital improvements and increases in land rentals calculated as a percentage of revenues.

     Depreciation increased $3.0 million for the nine months ended September 30, 1996, compared to the pro forma nine months ended September 30, 1995, primarily as a result of the significant capital improvements at several of the former United Inn hotels.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION (Continued)


Nine Months Ended September 30, 1996 Compared with Pro Forma Nine Months Ended
------------------------------------------------------------------------------
September 30, 1995 (cont'd)
---------------------------

     Corporate expenses increased $1.8 million for the nine months ended September 30, 1996 compared to the pro forma nine months ended September 30, 1995, primarily as a result of acquisition activities and additional costs incurred in the first three months of 1996 to establish the Company as a public entity.

     Interest expense increased by $1.9 million to $13.8 million in the nine months ended September 30, 1996, compared to the pro forma nine months ended September 30, 1995. This increase was due primarily to increased borrowings during 1996 for renovations and the purchase of the Holiday Inn -Plano.

     As a result of the factors described above, net income increased to $15.1 million for the nine months ended September 30, 1996, from $7.6 million for the pro forma nine months ended September 30, 1995, an increase of 99.2%.

Cash Flows and Financial Condition
----------------------------------

     Cash provided from operating activities was $28.3 million for the nine months ended September 30, 1996, as compared to $10.5 million for the eight months ended September 30, 1995. The increase is attributable to the additional one month reported in 1996 and improved operating results. This cash was combined with cash available at the start of the year and borrowings under the Term Agreement to fund over $79.3 million in renovation costs for properties in the second and third phases of the Company's redevelopment program. Borrowings under the Term Agreement were also used to fund the purchase of the Holiday Inn-Plano in May, 1996.

     EBITDA totaled $51.1 million for the nine months ended September 30, 1996, compared to $28.8 million for the eight months ended September 30, 1995. EBITDA was $16.9 million (49.4%) over the pro forma nine months ended September 30, 1995, primarily due to improved performance as a result of the successful repositioning and/or redevelopment of many of the former United Inns hotels and improved operating efficiencies.

     The Company expects to finalize its redevelopment program in early 1997 with the completion of the Harvey Atlanta Airport in December, 1996 and the Colorado Springs North in early 1997. The Company believes that funds from operations combined with approximately $1.7 million available under the Term Agreement will be more than adequate to fund the remaining costs to complete the Harvey Atlanta Airport and the Colorado Springs North of approximately $7 million and $2.5 million, respectively. The Company plans to complete $1.9 million in renovations on the Holiday Inn-Plano in December, 1996, which will be funded from available cash or from the $53.7 million available under the Term Agreement to fund acquisitions and related refurbishments. The Company is pursuing several other potential acquisitions and believes that other hotels will be acquired during the next few quarters.

                                    PART II

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             No. 27  Financial Data Schedule

        (b)  Reports on Form 8-K

             None.




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BRISTOL HOTEL COMPANY


Date:   November 14, 1996           By  /s/ Jeffrey P. Mayer
                                      ------------------------------------------
                                      Jeffrey P. Mayer
                                      Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)