Form 10-K
period 1996-12-31
BRISTOL HOTEL CO
filed 1997-03-13
CIK 1002115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                             BRISTOL HOTEL COMPANY

                          14285 Midway Road, Suite 300
                              Dallas, Texas 75244
                                  972-788-0001

                          Commission File No. 1-14062

           Incorporated in Delaware                          IRS No. 75-2584227

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
       -----------------------------                    ---------------------------
    Common Stock, Par Value $.01 per share                New York Stock Exchange

                             ---------------------

     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not required and will not be contained in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Company at February 26, 1997 was $233,546,749. At February 26, 1996, there were 16,565,840 shares of Common Stock outstanding.

     Document Incorporated by Reference: Portions of the Proxy Statement for the 1997 annual meeting of stockholders are incorporated by reference into Part III hereof to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.

================================================================================

                                    PART I.

ITEM 1. BUSINESS.

     Bristol Hotel Company (together with its subsidiaries, the "Company") is a Delaware corporation which began operations in February 1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. ("Harvey Hotel Company") and United Inns, Inc. ("United Inns") (the "January Acquisitions"). References herein to the "Company" for periods prior to the January Acquisitions are to Harvey Hotel Company, Ltd., its affiliated businesses and their predecessors ("Harvey Hotel Companies" or "Predecessor").

     The Company is a leading owner/operator of hotels mainly in the southern United States, with 39 hotels, of which 38 are owned by the Company, containing a total of 10,066 rooms, including the 382 room Chicago Allerton hotel which was acquired in January, 1997. The Company's properties are primarily full-service hotels that operate in the upscale and mid-priced segments of the lodging industry under the Company's own brand names, including Bristol Suites(R), Harvey Hotel(TM) Harvey Suites(TM), and under franchise agreements with national hotel chains, including Holiday Inn(R), Hampton Inn(R) and Marriott(R). The Company's hotels are currently located in eight states, with 28 hotels strategically concentrated in the rapidly growing Dallas, Houston and Atlanta markets.

     The principal executive offices are located at 14285 Midway Road, Suite 300, Dallas, Texas 75244, telephone (972) 788-0001.

BACKGROUND

     Harvey Hotel Company commenced operations in 1981 and became a leading owner/operator of full-service hotels in the Dallas and Houston markets, with ten hotels containing approximately 3,350 rooms (eight owned hotels, collectively, the "Original Hotels" and two managed hotels).

     In addition to the Original Hotels, the Company added 29 hotels (the "Acquired Hotels") to its portfolio, including 26 hotels as a result of the acquisition of United Inns, two additional hotels in 1995, and one hotel in 1996. Immediately following the January Acquisitions, the Company initiated a comprehensive redevelopment program (the "Redevelopment Program") that included extensive exterior and interior reconstruction and renovations to 20 of the Acquired Hotels, as well as the strategic repositioning of the redeveloped hotels within their local markets. The Redevelopment Program was completed in three phases. Phase I, consisting of six full-service hotels and one limited-service hotel, was completed by December, 1995. Phase II, consisting of four full-service hotels and one limited-service hotel, was completed by May, 1996. Phase III, consisting of six full-service hotels and two limited-service hotels, was substantially complete by December, 1996.

     In December 1995, the Company completed an initial public offering (the "IPO" or "Offering") of 4,887,500 shares of its common stock, par value $0.01 per share ("Common Stock"), obtained a $120 million secured senior credit facility (the "Senior Term Facility") and privately issued $70 million aggregate principal amount of senior secured notes ("Senior Notes"). The net proceeds of the Offering and the Senior Notes were used to refinance approximately $138 million of mortgage indebtedness with respect to 26 of the Company's hotels (the "Refinancing").

1997 ACQUISITIONS

     On December 16, 1996, the Company announced a definitive agreement (the "Holiday Inns Merger Agreement") under which the Company will acquire the ownership and/or management of 62 full-service company managed Holiday Inn hotels (the "Acquired Holiday Assets") in the United States and Canada (the "Holiday Inn Acquisition"). Consummation of the Holiday Inn Acquisition is subject to certain closing conditions, and there can be no assurance that the Holiday Inn Acquisition will be consummated if any of such conditions is not satisfied.

     Pursuant to the Holiday Inns Merger Agreement and related documents, among other things, (i) Holiday Inns, Inc. ("Holiday Inns") would merge with and into the Company, (ii) the shares of Holiday Inns common stock outstanding immediately prior to the Holiday Inn Acquisition would be converted into the right to receive an aggregate of 2,391,286 shares of the Company's Common Stock,
(iii) the Company's certificate of incorporation would be amended to increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000 and to remove the provisions therein relating to the classification of the Company's Board of Directors (the "Board"), and (iv) the Board would be reconstituted so as to consist of the current members thereof and three persons designated for election thereto by Holiday Corporation, Holiday Inns' parent company. In addition, immediately following the Holiday Inn Acquisition, the Company would issue an additional 6,981,832 shares of the Company's Common Stock in satisfaction of a portion of the Holiday Inns debt assumed by the Company in the Holiday Inn Acquisition and repay the remaining debt assumed ($300 million) with cash.

     Following the Holiday Inn Acquisition, the Company would be the largest Holiday Inn franchisee in the world and one of the largest owner/operators of full-service hotels in the United States. The Company's portfolio would consist of 83 owned hotels containing approximately 24,000 rooms, 15 management contracts and three Company-managed hotels owned by joint ventures in which the Company will hold a 50% interest. In connection with the Holiday Inn Acquisition, the Company and Holiday Inns entered into various agreements under which, subject to certain limitations, the Company would have the right to pursue certain hotel acquisition and development opportunities presented to Holiday Corporation, and an affiliate of Holiday Corporation would have the right to franchise the Acquired Holiday Assets at a franchise fee of approximately 5%. The franchise fees for the Company's existing hotels that will be converted to Holiday Inn brands would be 0% of room revenues for the remainder of 1997, increasing to 1% in 1998, 3% in 1999 and 5% in 2000.

     Following the Holiday Inn Acquisition, the Company would be required, subject to certain limitations, to offer Holiday Corporation the opportunity to enter into a standard Holiday Corporation franchise agreement in effect at such time with respect to each Mid-Scale Lodging Facility (as defined) located in the United States and Canada that the Company manages, develops or acquires and that is reasonably appropriate to be franchised as a Holiday Inn or Holiday Inn Select. The franchise fees to be paid to Holiday Corporation by the Company pursuant to such franchise agreements would be at market rates. For this purpose, a "Mid-Scale Lodging Facility" is a full-service lodging facility providing a degree of sophistication and full-service amenities and facilities which (i) are of a type and standard generally consistent with hotels operated as Holiday Inn hotels, (ii) do not primarily offer suites, (iii) are not designed to accommodate extended stays, and (iv) do not generally compete as upscale or economy hotels. The above provisions relating to franchise opportunities would expire on the earliest to occur of (a) the effectiveness of notice from Holiday Corporation to the Company of its intention to terminate its obligations under these provisions (which notice could not be effective until 24 months following the effective time of the Holiday Inn Acquisition) and (b) Holiday Corporation no longer holding a controlling equity interest in the person that franchises the Holiday Inn and Holiday Inn Select brands or in the person that directly or indirectly holds the intellectual property rights related to the such brands.

     On January 31, 1997, the Company acquired the 382 room Allerton hotel, located on North Michigan Avenue in Chicago, Illinois for $35 million, which was financed by borrowings from the Senior Term Facility. The Company anticipates spending approximately $27 million in a comprehensive redevelopment of the Allerton hotel, which, when completed, will operate as a Crowne Plaza having over 400 rooms.

EMPLOYEES

     As of December 1996, the Company employed approximately 4,500 persons, including 180 employees at the Company's corporate headquarters. An estimated 72% of those employed were compensated on an hourly basis.

     Approximately 163 employees at two of the Company's hotels are represented by a labor union. Management believes that its ongoing labor relations are good.

ITEM 2. PROPERTIES.

     The Company owns and/or operates 39 hotels in eight states (38 hotels in seven states prior to the January 1997 acquisition of the Chicago Allerton hotel). The Company operates hotels under several franchises, including its own proprietary brands of Harvey, Harvey Suites and Bristol Suites. The Company owns all but one hotel which is the Harvey Hotel-Wichita in Wichita, Kansas.

GEOGRAPHIC CONCENTRATION

     The following table summarizes certain information with respect to the geographic concentration of the Company's hotels and includes revenues of the managed property (which revenues are not reflected in the financial statements included herein):

                                                                         HOTEL
                                                                      REVENUES FOR
                                                                       YEAR ENDED
                                               NUMBER      NUMBER     DECEMBER 31,    PERCENT OF
                   REGION                     OF HOTELS   OF ROOMS        1996         REVENUES
                   ------                     ---------   --------   --------------   ----------
                                                                     (IN THOUSANDS)
Dallas(1)...................................     10        3,016        $ 83,620         39.9%
Atlanta.....................................     10        2,556          52,072         24.9
Houston.....................................      8        1,904          35,252         16.8
Jackson.....................................      4          986          19,834          9.5
Western.....................................      6        1,222          18,628          8.9
                                                 --        -----        --------        -----
     Totals.................................     38        9,684        $209,406        100.0%
                                                 ==        =====        ========        =====

---------------

(1) Does not include the 506 room Harvey Hotel Downtown Dallas, which was managed by the Company until it was sold by its owner on December 20, 1996, or the Chicago Allerton acquired in January, 1997.

FRANCHISE AGREEMENTS AND TRADEMARKS

     As of December 31, 1996, the Company had franchise agreements (collectively, the "Franchise Agreements") with Holiday Inns, Inc., Holiday Inns Franchising, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Days Inn of America Franchising, Inc., Marriott International, Inc., and Ramada Franchise Systems, Inc. (collectively, the "Franchisors"). Although the terms of the Franchise Agreements differ, each requires the Company to pay a monthly royalty fee based on gross revenues attributable to room rentals, plus marketing and reservation contributions, which are also based on gross revenues. The terms of the Franchise Agreements generally are between 10 and 20 years, with a substantial penalty for early termination by the Company. The Company anticipates no changes in the brands used for its hotels which would require the payment of franchise termination fees.

     The Company obtained registration of the "Bristol" and "Bristol Suites" trademarks on June 25, 1996 and July 2, 1996, respectively, with the United States Patent and Trademark Office. The Company knows of approximately 15 lodging establishments located in the United States that use "Bristol" in their trade names, but which have no existing or historical relationship with the Company. Some of these establishments are located in areas where the Company has not previously used the Bristol name. Accordingly, others may be able to restrict the Company's use of the name in those markets. The Company has not registered or applied for any other trademarks in connection with any other hotel brand names that the Company utilizes.

COMPETITION

     The Company competes primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. Hotel chains such as Marriott, Hyatt and Embassy Suites are direct competitors of the Company; and in each geographic market in which the Company's hotels are located, there are other limited and full-service hotels that compete with the Company's hotels. In addition, the Company's food and beverage operations compete with local free-standing restaurants and bars. Some of the Company's competitors have larger networks of locations and greater financial resources than the Company. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if such hotels are not refurbished on a regular basis. While newer, limited-service hotels do not compete directly with the Company's larger, full-service hotels, they do provide alternatives for guests who do not need the amenities of a full service hotel.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in various legal proceedings arising in the normal course of business. The Company believes that the ultimate outcome of such proceedings will not have a material adverse effect on the results of operations or financial condition of the Company; however, there can be no assurance that this will be the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 13, 1995, under the symbol "BH". Prior to that date, the Company's Common Stock was not publicly traded.

     The following table sets forth the high and low closing sale prices of the Common Stock for the period indicated as reported by the NYSE Composite Tape.

                                                               HIGH        LOW
                                                              -------    -------
1995
December 13, 1995 to December 31, 1995......................  $24.500    $22.500

1996
First Quarter 1996..........................................   28.625     24.375
Second Quarter 1996.........................................   32.500     27.375
Third Quarter 1996..........................................   32.125     26.250
Fourth Quarter 1996.........................................   31.750     25.000

     On February 26, 1997, the last reported sale price of the Common Stock on the NYSE was $39.375. On February 26, 1996, the Company had 56 stockholders of record. The Company believes the number of beneficial owners of its Common Stock to be approximately 2,100.

     The Company has not paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Senior Term Facility and the Senior Notes prohibit the payment of dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data for the Company for the year ended December 31, 1996 and the eleven months ended December 31, 1995 and unaudited pro forma financial data for the years ended December 31, 1995 and 1994, respectively. The unaudited pro forma financial data for the Company give effect to the January Acquisitions, the Refinancing and the Offering as if they had been consummated at the beginning of the periods presented but do not give effect to the Holiday Inn Acquisition. The selected balance sheet data for the Company is presented as of December 31, 1996 and 1995, respectively. The pro forma financial information presented is not necessarily indicative of what the actual financial position and results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the Company's future financial position and results of operations. The financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included herein.

                             BRISTOL HOTEL COMPANY

          SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                HISTORICAL
                                       -----------------------------
                                                       ELEVEN MONTHS      PRO FORMA (UNAUDITED)
                                        YEAR ENDED         ENDED        --------------------------
                                       DECEMBER 31,    DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                           1996            1995           1995(1)        1994(1)
                                       ------------    -------------    -----------    -----------
OPERATING DATA:
Revenue:
  Rooms..............................  $   149,794      $   115,771     $   127,670    $   121,682
  Food, beverage and other...........       62,046           49,424          54,012         47,278
                                       -----------      -----------     -----------    -----------
          Total revenue..............      211,840          165,195         181,682        168,960
                                       -----------      -----------     -----------    -----------
Operating costs and expenses:
Departmental expenses:
  Rooms..............................       37,706           32,692          36,240         35,095
  Food, beverage and other...........       35,810           31,376          34,312         30,161
Undistributed operating expenses:
  Administration and general,
     marketing.......................       33,821           28,254          30,504         26,713
  Property operating costs...........       28,402           24,738          26,804         27,695
  Depreciation and amortization......       18,377           13,505          14,387         12,324
  Corporate expense..................       10,958            8,035           8,691          8,034
                                       -----------      -----------     -----------    -----------
          Operating income...........       46,766           26,595          30,744         28,938
                                       -----------      -----------     -----------    -----------
Other expenses:
  Interest expense(2)................       18,616           18,374          16,133         14,759
  Other non-operating expenses
     (income) and minority
     interest(3)(4)..................           --              430              93           (589)
Income taxes.........................       10,401            2,822           5,226          5,316
                                       -----------      -----------     -----------    -----------
Income before extraordinary item.....       17,749            4,969           9,292          9,452
                                       -----------      -----------     -----------    -----------
Extraordinary loss on early
  extinguishment of debt, net of
  income taxes.......................           --            1,908              --             --
                                       -----------      -----------     -----------    -----------
Net income...........................       17,749      $     3,061     $     9,292    $     9,452
                                       ===========      ===========     ===========    ===========
Pro forma earnings per common
  share..............................           --               --     $       .55    $       .56
                                                                        ===========    ===========
Pro forma common shares
  outstanding(5).....................           --               --      16,880,294     16,871,730
                                                                        ===========    ===========
Earnings per common and common
  equivalent share:
  Income before extraordinary item...         1.04      $      0.42              --             --
  Extraordinary item, net of income
     taxes...........................                         (0.16)             --             --
                                       -----------      -----------
  Net income.........................         1.04      $      0.26                             --
                                       ===========      ===========
  Weighted average number of common
     and common equivalent shares
     outstanding.....................   17,017,608       11,939,304              --             --
                                       ===========      ===========

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
BALANCE SHEET DATA:
Cash and cash equivalents...................................    $  4,666        $  7,906
Property and equipment, net.................................     552,564         470,705
Total assets................................................     592,788         512,901
Long-term debt including current portion....................     232,694         170,544
Stockholders' equity........................................     252,157         236,122

     NOTES TO SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA

(1) Pro forma operating results for 1994 and 1995 include the operations of the Sheraton -- Atlanta, a 368 room hotel purchased by the Company in June 1995 and exclude the operations of the Holiday Inn-West Loop which was sold by the Company in July 1995.

(2) Pro forma interest expense for 1994 and 1995 has been reduced from actual interest expense by $2.8 million and $3.2 million, respectively, related primarily to the Refinancing.

(3) Pro forma 1994 other non-operating expenses have been reduced by $6.6 million representing a loss on sale of property recorded by United Inns for a hotel it sold to Harvey Hotel Company in August 1994.

(4) Pro forma 1994 other non-operating expenses have been reduced by $5.1 million related to environmental costs which had been accrued by United Inns as of December 31, 1994.

(5) Pro forma weighted average shares of Common Stock of 16,880,294 and 16,871,730 as of December 31, 1995 and 1994, respectively, reflect the dilutive effect of outstanding options.

     The following tables set forth selected historical combined financial data for Harvey Hotel Companies as of and for the three years ended December 31, 1994, and for the month ended January 31, 1995 which have been derived from financial statements audited by Price Waterhouse LLP, independent accountants, each of which financial statements is included herein or incorporated by reference thereto. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.

                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                  SELECTED HISTORICAL COMBINED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                       MONTH ENDED      ---------------------------
                                                     JANUARY 15, 1995    1994      1993      1992
                                                     ----------------   -------   -------   -------
OPERATING DATA:
Revenue:
  Rooms............................................       $4,006        $44,972   $39,968   $38,289
  Food, beverage and other.........................        1,937         25,379    24,054    22,384
                                                         -------        -------   -------   -------
  Total revenue....................................        5,943         70,351    64,022    60,673
                                                         -------        -------   -------   -------
Operating costs and expenses:
Departmental expenses:
  Rooms............................................        1,124         10,344     9,469     9,065
  Food, beverage and other.........................        1,055         14,835    14,600    14,690
Undistributed operating expenses:
  Administrative and general, marketing............          579         11,369    10,285    10,075
  Property operating costs.........................          629         10,563    10,086     9,774
  Depreciation.....................................          309          4,041     3,963     4,320
  Corporate expense................................          315          3,761     2,827     2,321
                                                         -------        -------   -------   -------
     Operating income..............................        1,932         15,438    12,792    10,428
                                                         -------        -------   -------   -------
Other (income) expenses:
  Interest expense, net............................          652          7,631     7,737     8,944
  Other non-operating income.......................           --           (337)     (241)     (311)
                                                         -------        -------   -------   -------
Income before extraordinary item...................        1,280        $ 8,144   $ 5,296   $ 1,795
                                                         =======        =======   =======   =======

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1994       1993       1992
                                                              --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  4,118   $    395   $  1,975
Property and equipment, net.................................    80,635     72,387     74,523
Total assets................................................   109,874     99,635    103,052
Long-term debt, including current portion...................   114,054    112,963    119,509
Equity......................................................   (11,988)   (20,604)   (24,241)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's Redevelopment Program, which was substantially complete in December 1996, had a significant impact on the comparability between years of the results of operations, particularly in comparison of 1996 to 1995. The first phase of the Redevelopment Program, Phase I, consisted of six full-service hotels and one limited-service hotel. Phase I began in the spring of 1995 and was substantially complete by December of that same year. The second phase, Phase II, consisting of four full-service hotels and one limited-service hotel, started in the fall of 1995 and was substantially complete by May of 1996. The final phase of the Company's Redevelopment Program, Phase III, consisting of six full-service and two limited-service hotels, began in late spring of 1996 and was substantially completed in December 1996. One of the twenty hotels in the Redevelopment Program, the Ramada Inn -- Colorado Springs, was not completed by December 1996. This hotel is currently undergoing renovations, which are expected to be complete by April 1997.

     The following table shows year-to-year comparisons, 1996 actual results to 1995 pro forma results, of various statistical data for the Original Hotels and the Acquired Hotels (except for Holiday Inn -- Plano) by phase. The table also shows the limited-service segment by stabilized hotels and conversion hotels. Stabilized hotels are limited-service hotels that did not undergo major renovations or a change in brand. Conversion hotels are limited-service hotels that were renovated in the Redevelopment Program and rebranded.

                                                                  AVERAGE
                                              OCCUPANCY %        ROOM RATE
                                  POST      ---------------   ----------------       ROOMS REV        HOTEL       HOTEL
                               RENOVATION                                             PAR(1)         REVENUE    EBITDA(2)
                                  ROOM              % POINT            % POINT   -----------------   --------   ---------
                                 COUNT      1996    CHANGE     1996    CHANGE     1996    % CHANGE   % CHANGE   % CHANGE
                               ----------   -----   -------   ------   -------   ------   --------   --------   ---------
Original Hotels..............    2,626      75.9%     4.0%    $76.76     2.1%    $58.26     7.8%       6.8%       11.0%
Full-Service Acquisitions
  Phase I Redevelopment......    1,687      68.5%    17.0%    $71.88    11.6%    $49.25    48.5%      60.6%      190.6%
  Phase II Redevelopment.....    1,402      69.1%   (0.6)%    $60.50    16.0%    $41.81    15.0%      10.8%       24.3%
  Phase III Redevelopment....    1,544      60.6%   (6.4)%    $61.50    11.1%    $37.25     0.6%     (7.5)%     (14.6)%
Limited-Service Acquisitions
  Stabilized Hotels..........      922      66.6%     2.0%    $60.48    11.8%    $40.28    15.3%      16.1%       28.7%
  Conversion Hotels..........    1,242      53.0%     3.2%    $59.69     7.8%    $31.62    14.6%      17.1%       45.5%
Total Acquired Hotels........    6,797      64.4%     3.6%    $63.92    13.4%    $41.15    20.1%      21.8%       51.5%
Total Owned Hotels...........    9,423      67.8%     3.7%    $68.21     8.8%    $46.27    15.1%      15.1%       30.2%

---------------

(1) "Revpar" represents revenue per available room, calculated as rooms revenue divided by average available rooms.

(2) "EBITDA" represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization, which is generally equivalent to EBITDA, and EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996 COMPARED WITH PRO FORMA
  YEAR ENDED DECEMBER 31, 1995

     Revenues increased from $181.7 million in 1995 to $211.8 million, an increase of $30.1 million, or 16.6%, for 1996, Approximately 90% of the increase in total revenues is attributable to hotel revenues (excluding the Holiday
Inn -- Plano purchased in May, 1996). Total hotel revenue increases are primarily attributable to the completion of the Redevelopment Program and to the application of the Company's operating strategies to the Acquired Hotels. Phase I of the Redevelopment Program posted gains in total hotel revenue in excess of 60% with only a 5.3% increase in available rooms from 1995 to 1996. The positive impact of applying the Company's operating strategies to the Acquired Hotels is also evidenced by the 17% increase in occupancy for the Phase I hotels and a 16.1% increase in hotel revenue for the stabilized hotels. (Although the Company took over management of the Acquired Hotels in February 1995, the operating strategy integration was a several month process.) Increases in total hotel revenues were partially offset by declines in total revenues for hotels in Phase III of the Redevelopment Program. The increase in total revenues reflects increases in all revenue categories, as discussed below.

     Hotel room revenues were $149.8 million for the year ended December 31, 1996, an increase of $22.1 million, or 17.3%, from the comparable period in 1995, due primarily to improved occupancy and average daily room rates of 67.4% and $68.24 , respectively, for the year ended December 31, 1996, as compared to 64.1% and $62.67, respectively, for the same period in 1995. Rooms department operating margins increased to 74.8% from 71.6%, benefiting from a higher number of occupied rooms and the availability of rooms in 1996 which were undergoing renovation and unavailable during 1995.

     Food and beverage revenues improved by $4.7 million to $44.3 million for the year ended December 31, 1996, from $39.6 million for the pro forma year ended December 31, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased focus on banquet and catering business for the Acquired Hotels. Food and beverage department margins increased to 29.5% from 24.8%, primarily as a result of applying the Company's operating strategies to the Acquired Hotels.

     Other revenues increased 23.1%, or by $3.3 million, to $17.7 million for the year ended December 31, 1996. The Company sold marketable securities in the third quarter of 1996, resulting in a gain of approximately $0.45 million. In addition, , the Company recognized gains of $0.9 million and $0.5 million as a result of the settlement of certain litigation and the early termination of a management agreement, respectively. Other revenues also increased as a result of improved occupancy and the increased emphasis on maximizing telephone revenue.

     Gross operating income (consisting of total revenue less rooms, food, beverage and other expense) was $138.3 million, a $27.2 million improvement for the year ended December 31, 1996, as compared to the pro forma year ended December 31, 1995. Gross operating margin for the year ended December 31, 1996, was 65.3% as compared to 61.2% for the pro forma period ended December 31, 1995, an improvement of 6.7% as a result of the factors noted above.

     Operating income increased to $46.8 million for the year ended December 31, 1996, from $30.7 million for the pro forma year ended December 31, 1995. This $16.1 million, or 52.4%, increase was due primarily to increased revenues and the improvements in departmental performance noted above. In addition, administration and general and marketing expenses have stabilized. Combined administrative and general and marketing expenses increased 10.9% for the year ended December 31, 1996 compared to the pro forma year ended December 31, 1995, in contrast to a 14.2% increase from the pro forma year ended December 31, 1994 as compared to 1995.

     Corporate expenses increased to $10.9 million for the year ended December 31, 1996 as compared to $8.7 million for the pro forma year ended December 31, 1995. The increase of $2.2 million is primarily related to additional costs incurred during 1996 to establish the Company as a public entity as well as costs incurred in connection with the establishment of an acquisition department.

     Depreciation expense was $18.4 million for the year ended December 31, 1996, a $3.9 million increase from the pro forma year ended December 31, 1995. The increase is a result of the renovation costs associated with the hotels in Phases I and II of the Company's Redevelopment Program being placed in service during 1996.

     Interest expense increased by $2.5 million to $18.6 million for the year ended December 31, 1996, compared to the pro forma year ended December 31, 1995. This increase was due primarily to increased borrowings during 1996 for the costs of the redevelopment program and the acquisition of the Holiday Inn -- Plano in May, 1996.

     As a result of the factors described above, net income increased to $17.7 million for the year ended December 31, 1996, from $9.3 million for the pro forma year ended December 31, 1995, an increase of 91.0%.

PRO FORMA RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

     Pro forma revenues increased from $169.0 million for 1994 to $181.7 million, an increase of $12.7 million, or 7.5%, for 1995, reflecting increases in all revenue categories, as discussed below.

     Hotel room revenues were $127.7 million for the year ended December 31, 1995, an increase of $6.0 million, or 4.9%, from the comparable period in 1994, due primarily to improved occupancy and average daily room rates of 64.1% and $62.67, respectively, for the year ended December 31, 1995, as compared to 62.3% and $59.57, respectively, for the same period in 1994. Hotel room revenues improved despite a reduction in the number of available room nights. The eight Original Hotels had an average occupancy rate of 71.9% for the year ended December 31, 1995, a 0.5 percentage point increase from 71.4% for the same period in 1994, and an increase in the average daily room rate to $75.15 for the year ended December 31, 1995, from $68.01 for the same period in the prior year, a 10.5% increase. The Acquired Hotels had an average occupancy rate of 60.8% during the year ended December 31, 1995, as compared to 58.5% for the same period in 1994, while the average daily room rate improved to $56.34 from $55.19. The occupancy and revenue gains were partially offset by the lower occupancy at the Holiday Inn -- Greenway Plaza hotel ("Greenway Plaza") which underwent renovation from the date of its acquisition by the Company in August 1994 through the date of completion of its renovation in March 1995, resulting in a 56.0% occupancy rate for the year ended December 31, 1995.

     Pro forma food and beverage revenues improved by $2.8 million to $39.6 million for the year ended December 31, 1995, from $36.8 million for the year ended December 31, 1994, due primarily to the higher occupancy levels in the Company's hotels and increased focus on banquet and catering revenues for the Acquired Hotels. Other revenues increased 37.6%, or by $3.9 million, to $14.4 million for the year ended December 31, 1995, due primarily to improved occupancy, a $.9 million increase in management fees earned, higher telephone department revenues and increases in miscellaneous income. Management fees increased due to the addition in November 1994 of a management contract for the 497 room Harvey Hotel -- Downtown Dallas but were partially offset by the discontinuation in October 1994 of the Company's management of a 265 room hotel in Amarillo, Texas.

     Pro forma gross operating income (consisting of total revenues less rooms, food, beverage and other expenses) was $111.1 million, a $7.4 million improvement for the year ended December 31, 1995, as compared to the year ended December 31, 1994. Overall operating margins for the year ended December 31, 1995 were 61.2% as compared to 61.4% for the same period in 1994. Pro forma rooms department operating margins increased to 71.6% from 71.2%, benefiting from higher number of occupied rooms but offset primarily from the number of unavailable rooms undergoing renovation. Food and beverage department margins decreased to 24.8% from 26.0%. The other operating departments' margins declined to 68.5% from 72.2%, primarily as a result of the mix of revenue items, but the total other operating departments' profits increased by $2.3 million.

     Pro forma operating income increased to $30.7 million for the year ended December 31, 1995, from $28.9 million for the year ended December 31, 1994. This $1.8 million, or 6.2%, increase was due primarily to improvements in gross operating income and lower hotel operating costs offset by increases in hotel administrative and general marketing costs ($3.8 million), and corporate expenses ($0.7 million). The increases in the administrative and general, marketing and corporate expenses reflect the restaffing and increased direct sales efforts at the Acquired Hotels.

     Pro forma interest expense increased by $1.4 million to $16.1 million in the year ended December 31, 1995, compared to the year ended December 31, 1994. This increase was due primarily to increased borrowings during 1995.

     As a result of the factors described above, pro forma net income decreased to $9.3 million for the year ended December 31, 1995, from $9.5 million for the year ended December 31, 1994, a decrease of 2.1%.

YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

  Harvey Hotel Companies

     Revenues were $70.4 million, an increase for the year ended December 31, 1994, of approximately $6.4 million, or 10.0%, as compared to revenues in the prior year of $64.0 million. Hotel rooms revenue of $45.0 million increased by $5.0 million, or 12.5%, primarily due to an increase in average daily room rates of 8.3%, or $5.29 for the year ended December 31, 1994, as compared to the average daily room rate for 1993. This was partially offset by a decrease in average occupancy from 75.8% in 1993 to 75.3% in 1994. The average rate gains are due to improvements in overall customer demand for hotel rooms and the Company's continuing sales and marketing efforts. The increase in revenues is also related to the addition of the Greenway Plaza in August 1994; however, the hotel was under renovation during the period, which led to the slight decrease in overall occupancy. Occupancy for the Original Hotels other than Greenway Plaza increased to 78.2% in 1994 from 75.8% in 1993. Food and beverage revenues also improved by $0.8 million from the prior year to $20.3 million for the year ended December 31, 1994, primarily due to higher banquet revenues. Other operating revenues increased by $0.6 million to $5.1 million for the year ended December 31, 1994, primarily due to increases in management fees resulting from greater revenue gains at the managed properties and the addition of a large hotel management contract at the end of 1994.

     Direct departmental expenses for the year ended December 31, 1994, increased by $1.1 million, or 4.6%, to $25.2 million from $24.1 million. The increases were due primarily to the addition of Greenway Plaza and normal increases in the cost of food purchases.

     Overall gross operating margins increased to 33.0% from 30.6% for the prior year, an improvement of 2.4 percentage points. The rooms gross operating margins improved to 77.0% from 76.3%, due principally to operating volume efficiencies. The food and beverage departmental margins improved to 32.3% from 30.4%, also primarily due to operating volume efficiencies.

     Operating income increased to $15.4 million from $12.8 million for the year ended December 31, 1993. This $2.7 million, or 20.7% increase was due to the higher hotel rates, the addition of Greenway Plaza and improvements in the hotel departmental margins but was offset by increases in general and administrative costs ($2.2 million) and normal increases in property operating and occupancy costs, including taxes, rent and insurance ($0.4 million). The increase in the administrative and general costs was primarily due to costs associated with the sale of the partnership interests in connection with the January Acquisitions.

     Interest expense decreased by $0.1 million to $7.6 million in the year ended December 31, 1994, from $7.7 million in the year ended December 31, 1993.

     Net income was $10.1 million for the year ended December 31, 1994, as compared to net income for 1993 of $5.3 million, an increase of $4.8 million. This increase was due to the combination of factors mentioned above and a $2.0 million extraordinary gain on the settlement of a debt agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has two principal sources of capital to fund its operational and capital needs: cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization), and the Senior Term Facility. EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal.

Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations and financing available to the Company will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements.

     The Company's net cash from operations totaled $40.6 million in 1996, compared to $19.2 million for pro forma 1995. The Company's cash and cash equivalent assets were $4.7 million and $7.9 million at December 31, 1996 and 1995, respectively.

     The Company's total long-term debt (including the current portions thereof) was $232.7 million and $170.5 million at December 31, 1996 and 1995, respectively. Required principal amortization of such debt, excluding the Senior Term Facility, is $15.8 million in 1997, $6.6 million in 1998 and $12.8 million in 1999.

     The Company's total capital expenditures, which related primarily to the Redevelopment Program, were $93.9 million in 1996 and $60.9 million in 1995. Total capital expenditures, before capital expenditures associated with the Holiday Inn Acquisition, are budgeted at $13.4 million for 1997, $2.4 million of which relates to the completion of the Redevelopment Program. The Company also expects to spend approximately $27 million to renovate the Chicago Allerton hotel, however, it anticipates that most of the renovation costs for the Allerton will be incurred in 1998. In 1997, the Company also expects to fund costs incurred in November and December 1996 related to the Redevelopment Program of approximately $4.3 million.

     Cash payments (before working capital and capital expenditure adjustments) and transaction costs relating to the Holiday Inn Acquisition are estimated at $428 million. The Company expects to obtain the financing for the Holiday Inn Acquisition through a new senior credit facility that would provide for up to $505 million aggregate amount of term loan borrowings (the "New Credit Facility"). Pursuant to a commitment letter for this financing, the New Credit Facility will mature in three years, subject to the Company's option to extend the maturity for up to two additional years, upon satisfaction of certain conditions. Outstanding principal amounts under the New Credit Facility will bear interest at a rate equal to, at the Company's election, one-, two-, three- or six-month LIBOR plus 2.00%, subject to adjustment downward to 1.50% if certain ratings and financial tests are satisfied. The Company's obligations under the New Credit Facility will be secured principally by a pledge of the outstanding capital stock of the Company's subsidiaries, mortgages on the Acquired Holiday Assets and certain other hotels. The availability of the New Credit Facility is subject to certain conditions, the satisfaction of which cannot be assured. The Company's obligations under the Holiday Inns Merger Agreement are subject to financing and other conditions.

     In connection with the Holiday Inn Acquisition, the Company announced that it expects to spend at least $150 million to redevelop a substantial number of the Acquired Holiday Assets. The Company presently expects to finance these capital expenditures with cash generated by operations. The Company also intends to pursue a growth-oriented strategy involving, among other things, the acquisition of interests in additional hotel properties and hotel management companies. Accordingly, and in light of the generally favorable conditions in the capital markets in respect of the lodging industry, the Company also intends to consider possible capital markets transactions. In this regard, on March 6, 1997, the Company filed a registration statement relating to the issuance from time to time of up to $500 million of equity or debt securities and expects from time to time to consider the possible issuance of securities thereunder or otherwise.

SEASONALITY

     The lodging industry is affected by seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year.

INFLATION

     The Company is impacted by inflation in both the general price movement of certain costs of the operations of its hotels and in the ability to increase the rates charged to its guests for rooms, food and beverage and other services.

     Many of the costs of operating the hotels can be fixed for certain periods of time reducing the short-term effects of changes in the rate of inflation. Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company believes that given the favorable demand/supply balance in the hotel segments in which it operates, increases in inflation from today's relatively low rates would not have an adverse impact on profits generated by the Company's hotels.

     Changes in the rate of inflation could impact the level of short-term interest rates. Of the $233 million of long-term debt at December 31, 1996, approximately $86.1 million carries interest at floating rates based on various short-term indices. The Company does not anticipate a significant increase or decrease in the level of short-term interest rates, and, based on the amount of floating rate debt currently outstanding, the Company does not believe that it has any significant exposure should a rise in market interest rates occur.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial information is included on the pages indicated and are incorporated into this item by reference:

                                                              PAGE
                                                              ----

Reports of Independent Public Accountants...................  F-1

Consolidated Balance Sheets.................................  F-3

Consolidated and Combined Statements of Income..............  F-4

Consolidated and Combined Statements of Changes in
  Stockholders' Equity......................................  F-5

Consolidated and Combined Statements of Cash Flows..........  F-6

Notes to Consolidated and Combined Financial Statements.....  F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bristol Hotel Company

We have audited the accompanying consolidated balance sheet of Bristol Hotel Company (a Delaware corporation) as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Hotel Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas
  February 11, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bristol Hotel Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in equity and of cash flows for Bristol Hotel Company and its subsidiaries ("Company") and the accompanying combined balance sheet and the related combined statements of income, of changes in equity and of cash flows for Harvey Hotel Companies ("Predecessor"), present fairly, in all material respects, the financial position of the Company and its Predecessor at December 31, 1995 and 1994 and the results of their operations and their cash flows for the eleven months ended December 31, 1995, for the one month ended January 31, 1995, and for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company and its Predecessor's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
February 23, 1996

                             BRISTOL HOTEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents...................................   $  4,666        $  7,906
Marketable securities.......................................        116             726
Accounts receivable (net of allowance of $344 and $620).....     10,501          10,959
Inventory...................................................      3,320           2,880
Deposits....................................................      5,404           7,604
Other current assets........................................        950           2,057
                                                               --------        --------
          Total current assets..............................     24,957          32,132
                                                               --------        --------
Property and equipment (net of accumulated depreciation of
  $31,071 and $13,462)......................................    552,564         470,705
Other assets:
  Restricted cash...........................................      3,069             620
  Deferred charges and other noncurrent assets (net of
     accumulated amortization of $2,144 and $82)............     12,198           9,444
                                                               --------        --------
          Total assets......................................   $592,788        $512,901
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $ 15,769        $  6,582
  Accounts payable and accrued expenses.....................     10,626          17,091
  Accrued construction costs................................      4,797           4,457
  Accrued property, sales and use taxes.....................      7,346           6,110
  Accrued insurance reserves................................      6,920           6,014
  Advance deposits..........................................        278             304
                                                               --------        --------
          Total current liabilities.........................     45,736          40,558
                                                               --------        --------
Long-term debt, excluding current portion...................    216,925         163,962
Deferred income taxes.......................................     75,619          69,448
Other liabilities...........................................      2,351           2,811
                                                               --------        --------
          Total liabilities.................................    340,631         276,779
                                                               --------        --------
Common stock ($.01 par value, 75,000,000 shares authorized,
  16,565,840 shares issued and outstanding at December 31,
  1996 and 1995)............................................        166             166
Additional paid-in capital..................................    231,181         232,633
Unrealized gain on marketable securities, net...............         --             262
Retained earnings...........................................     20,810           3,061
                                                               --------        --------
          Total stockholders' equity........................    252,157         236,122
                                                               --------        --------
          Total liabilities and stockholders' equity........   $592,788        $512,901
                                                               ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                             BRISTOL HOTEL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                         COMBINED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                            BRISTOL HOTEL COMPANY        HARVEY HOTEL COMPANIES
                                                         ---------------------------   ---------------------------
                                                                           ELEVEN
                                                          YEAR ENDED    MONTHS ENDED   MONTH ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   JANUARY 31,    DECEMBER 31,
                                                             1996           1995           1995           1994
                                                         ------------   ------------   ------------   ------------
Revenue:
  Rooms................................................   $  149,794     $  115,771       $4,006        $44,972
  Food and beverage....................................       44,344         36,070        1,505         20,298
  Other................................................       17,702         13,354          432          5,081
                                                          ----------     ----------       ------        -------
          Total revenue................................      211,840        165,195        5,943         70,351
                                                          ----------     ----------       ------        -------
Operating costs and expenses:
  Departmental expenses:
     Rooms.............................................       37,706         32,692        1,124         10,344
     Food and beverage.................................       31,282         27,118        1,006         13,746
     Other.............................................        4,528          4,258           49          1,089
  Undistributed operating expenses:
     Administrative and general........................       18,266         16,184          186          6,238
     Marketing.........................................       15,555         12,070          393          5,131
     Property operating costs..........................       17,499         16,313          360          5,872
     Property taxes, rent and insurance................        8,147          5,761          151          2,112
     Rent paid to affiliates...........................        2,756          2,664          118          2,579
     Depreciation and amortization.....................       18,377         13,505          309          4,041
     Corporate expense.................................       10,958          8,035          315          3,761
                                                          ----------     ----------       ------        -------
Operating income.......................................       46,766         26,595        1,932         15,438
                                                          ----------     ----------       ------        -------
Other (income) expenses:
  Interest expense.....................................       18,616         18,374          652          7,631
  Other................................................           --            257           --           (337)
                                                          ----------     ----------       ------        -------
Income before minority interest, income taxes,
  extraordinary items and pro forma income taxes.......       28,150          7,964        1,280          8,144
Minority interest......................................           --            173           --             --
                                                          ----------     ----------       ------        -------
Income before income taxes, extraordinary items and pro
  forma income taxes...................................       28,150          7,791        1,280          8,144
Income taxes...........................................       10,401          2,822           --             --
                                                          ----------     ----------       ------        -------
Income before extraordinary items and pro forma income
  taxes................................................       17,749          4,969        1,280          8,144
Extraordinary gain (loss) on early extinguishment of
  debt, net of tax.....................................           --         (1,908)          --          1,989
                                                          ----------     ----------       ------        -------
Net income before pro forma income taxes...............   $   17,749     $    3,061        1,280         10,133
                                                          ==========     ==========
Pro forma income taxes (Unaudited).....................                                      435          3,445
                                                                                          ------        -------
Net income after pro forma income tax expense
  (Unaudited)..........................................                                   $  845        $ 6,688
                                                                                          ======        =======
Earnings per common and common equivalent share:
  Income before extraordinary item.....................   $     1.04     $     0.42           --             --
  Extraordinary item, net of income taxes..............           --     $    (0.16)          --             --
                                                          ----------     ----------
  Net income...........................................   $     1.04     $     0.26           --             --
                                                          ==========     ==========
Weighted average number of common and common
  equivalent shares outstanding........................   17,017,608     11,939,304           --             --
                                                          ==========     ==========

 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                    COMBINED STATEMENTS OF CHANGES IN EQUITY
                             (DOLLARS IN THOUSANDS)

                                COMMON STOCK       ADDITIONAL    UNREALIZED       NOTES                      RETAINED
                             -------------------    PAID-IN      GAIN (LOSS)    RECEIVABLE      PARTNER      EARNINGS
                               SHARES     AMOUNT    CAPITAL     ON SECURITIES    PARTNERS    DISTRIBUTIONS   (DEFICIT)    TOTAL
                             ----------   ------   ----------   -------------   ----------   -------------   ---------   --------
HARVEY HOTEL COMPANIES:
Balance, at December 31,
  1993.....................          --      --     $     --        $  66         $(354)        $(3,750)      $(16,566)  $(20,604)
  Unrealized loss on
    securities, net........          --      --           --         (383)           --              --            --        (383)
  Additions to notes
  receivable -- partners...          --      --           --           --          (134)             --            --        (134)
  Distributions to
    partners...............          --      --           --           --            --          (1,000)           --      (1,000)
  Net income...............          --      --           --           --            --              --        10,133      10,133
                             ----------    ----     --------        -----         -----         -------       --------   --------
Balance, at December 31,
  1994.....................          --      --     $     --        $(317)        $(488)        $(4,750)      $(6,433)   $(11,988)
                             ==========    ====     ========        =====         =====         =======       ========   ========
---------------------------------------------------------------------------------------------------------------------------------

BRISTOL HOTEL COMPANY:
Balance, at January 31,
  1995.....................   9,856,178    $ 99     $123,104        $  --         $  --         $    --       $    --    $123,203
  Unrealized gain on
    securities, net........          --      --           --          262            --              --            --         262
  Issuance of Common
    Stock..................   6,709,662      67      109,529           --            --              --            --     109,596
  Net income...............          --      --           --           --            --              --         3,061       3,061
                             ----------    ----     --------        -----         -----         -------       --------   --------
Balance, at December 31,
  1995.....................  16,565,840     166      232,633          262            --              --         3,061     236,122
  Reclass securities to
    Trading................          --      --           --         (262)           --              --            --        (262)
  Employee stock options...          --      --          216           --            --              --            --         216
  Adjustment to offering
    costs for 1995 Common
    Stock Issuance.........          --      --       (1,668)          --            --              --            --      (1,668)
  Net income...............          --      --           --           --            --              --        17,749      17,749
                             ----------    ----     --------        -----         -----         -------       --------   --------
Balance, at December 31,
  1996.....................  16,565,840    $166     $231,181        $  --         $  --         $    --       $20,810    $252,157
                             ==========    ====     ========        =====         =====         =======       ========   ========

 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         BRISTOL HOTEL COMPANY           HARVEY HOTEL COMPANIES
                                                      ----------------------------    ----------------------------
                                                                         ELEVEN
                                                       YEAR ENDED     MONTHS ENDED    MONTH ENDED      YEAR ENDED
                                                      DECEMBER 31,    DECEMBER 31,    JANUARY 31,     DECEMBER 31,
                                                          1996            1995            1995            1994
                                                      ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net income..........................................    $ 17,749       $   3,061        $ 1,280         $10,133
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................      18,377          13,505            309           4,041
  Amortization of deferred financing fees...........       2,062              --             --              --
  Other.............................................          --             602             --              --
  Issuance of stock options.........................         216              --             --              --
  Unrealized gain on marketable securities..........        (378)             --             --              --
  Extraordinary (gain) loss on early extinguishment
    of debt, net of tax.............................          --           1,908             --          (1,989)
Changes in assets and liabilities
  Changes in working capital........................        (684)           (714)           641             101
  Decrease (increase) in restricted cash............      (2,449)          2,860            (84)            267
  Increase (decrease) in other liabilities..........        (460)         (4,260)           421              82
  Increase (decrease) in deferred income taxes......       6,171            (326)            --              --
                                                        --------       ---------        -------         -------
        Net cash provided by operating activities...      40,604          16,636          2,567          12,635
                                                        --------       ---------        -------         -------
Cash flows from investing activities:
  Improvements to property and equipment............     (93,936)        (60,941)          (721)         (4,264)
  Purchases of property and equipment...............      (6,300)        (20,000)            --              --
  Sales of property and equipment...................          --           4,711             --              --
  Purchases of marketable securities................          --              --             --             (92)
  Sales of marketable securities....................         726              --          1,928           1,011
                                                        --------       ---------        -------         -------
        Net cash provided by (used in) investing
          activities................................     (99,510)        (76,230)         1,207          (3,345)
                                                        --------       ---------        -------         -------
Cash flows from financing activities:
  Distributions to predecessor equity holders.......          --          (4,140)        (8,009)           (944)
  Reductions in (additions to) notes
    receivable -- partners..........................          --              --            488            (189)
  Principal payments and extinguishment of long-term
    debt............................................      (4,826)       (156,612)          (121)         (4,301)
  Proceeds from issuance of long-term debt..........      66,976         123,387             --              --
  Payment of offering costs.........................      (1,342)             --             --              --
  Proceeds from affiliate...........................          --          19,900             --              --
  Proceeds from offering, net of offering costs.....          --          88,557             --              --
  Dividend paid to minority partner.................          --            (335)            --              --
  Decrease in accounts receivable affiliate.........          --             542             --              --
  Decrease (increase) in deferred charges and other
    noncurrent assets...............................      (5,142)         (9,212)           316            (133)
                                                        --------       ---------        -------         -------
        Net cash provided by (used in) financing
          activities................................      55,666          62,087         (7,326)         (5,567)
                                                        --------       ---------        -------         -------
Net increase (decrease) in cash and cash
  equivalents.......................................      (3,240)          2,493         (3,552)          3,723
Cash and cash equivalents at beginning of period....       7,906           5,413          4,118             395
                                                        --------       ---------        -------         -------
Cash and cash equivalents at end of period..........    $  4,666       $   7,906        $   566         $ 4,118
                                                        ========       =========        =======         =======
Supplemental cash flow information:
  Interest paid.....................................    $ 17,696       $  17,111        $   330         $ 9,650
                                                        ========       =========        =======         =======
  Income taxes paid.................................    $  3,543       $   2,685        $    --         $    --
                                                        ========       =========        =======         =======
Non-cash investing and financing activities:
  Debt assumed to acquire property and equipment....    $     --       $  12,100        $    --         $ 7,950
                                                        ========       =========        =======         =======
  Sale of non-hotel properties for assumption of
    liabilities.....................................    $     --       $   4,723        $    --         $    --
                                                        ========       =========        =======         =======
  Purchase of minority interest for common stock....    $     --       $   1,110        $    --         $    --
                                                        ========       =========        =======         =======

 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

     Bristol Hotel Company (the "Company") owns and/or operates 38 hotels located principally in the southern United States. The 37 owned hotels range in size from 90 to 506 rooms and suites and offer services to both business and transient travelers. In addition, the Company manages one hotel containing 260 rooms, and until December 20, 1996, managed an additional hotel with 506 rooms. The Company is a Delaware corporation which began operations in February 1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies" or "Predecessor") and United Inns, Inc. ("United Inns") ("January Acquisitions") (See Note 3).

     Under the acquisition agreement between United/Harvey Holdings L.P. (a private investment firm) ("Holdings"), Harvey Hotel Companies, H.K. Huie, Jr., the Harvey Management Equity Holders (J. Peter Kline, Robert L. Miars, John A. Beckert, Richard N. Beckert and Edward J. Rohling) and the other parties thereto, the following occurred: (1) Holdings contributed to the Company all of the outstanding capital stock of United Inns, approximately $15.1 million in cash and certain cash advances previously made for the benefit of Harvey Hotel Companies in exchange for an aggregate of 68.1% of the Company's Common Stock,
(2) the Harvey Management Equity Holders collectively contributed to the Company 46.4% of the outstanding partnership interests in Harvey Hotel Companies in exchange for an aggregate of 20.6% of the Company's Common Stock and (3) Mr. Huie contributed 25.3% of his 50.6% outstanding partnership interest in Harvey Hotel Companies for 11.3% of the Company's Common Stock. In addition, Mr. Huie and two of his daughters sold to the Company approximately 27.3% of the outstanding partnership interests in Harvey Hotel Companies for approximately $15.1 million in cash plus interest.

     As a result of these transactions, (1) Holdings, Mr. Huie and the Harvey Management Equity Holders became the stockholders of the Company, (2) the Company became the sole stockholder of United Inns, (3) the Company became the indirect owner of 99% of the outstanding partnership interests in Harvey Hotel Companies, and in connection therewith, a wholly owned subsidiary of the Company became the managing general partner of Harvey Hotel Companies. Subsequently, one of Mr. Huie's daughters, who did not participate in the January Acquisitions, sold her 1.0% limited partnership interest in Harvey Hotel Companies (See Note
13).

     The aggregate purchase price for Harvey Hotel Companies of $55 million in stock and cash including the interests contributed by the Harvey Management Equity Holders and Mr. Huie has been allocated, along with acquisition costs of $1 million, to the net assets acquired. The net assets contributed were valued at their estimated fair value on the basis of an independent valuation performed by Holdings and as a result of the cash paid for the 27.3% owned by Mr. Huie and his two daughters. The excess of the purchase price over the net assets acquired in the amount of $71.5 million was principally allocated to land and buildings in accordance with the purchase method of accounting.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor include the accounts of Harvey Hotel Company and related entities, all of which were under common control. The owners of these entities combined their interests for the purpose of forming a new entity which was acquired by the Company. The accounts of United Inns and its subsidiaries are included from the date of acquisition, February 1, 1995. All significant intercompany accounts and transactions have been eliminated.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

MARKETABLE SECURITIES

     Marketable securities consist primarily of equity securities and mutual fund shares. Equity securities have been classified as either: (i) available-for-sale, which are reported at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of changes in equity; or (ii) trading securities, which are reported at fair value, with unrealized holding gains and losses for trading securities included in earnings. At December 31, 1995, the Company classified approximately $726,000 of marketable securities as available-for-sale. These securities were reclassified as trading securities in 1996 and sold. At December 31, 1996, all marketable securities owned by the Company were trading securities.

ACCOUNTS RECEIVABLE

     Accounts receivable in the balance sheets are expected to be collected within one year and are net of estimated uncollectible amounts of $344,000 and $620,000, at December 31, 1996 and 1995, respectively.

     Valuation and qualifying accounts consist of allowance for doubtful accounts as follows (in thousands):

                                                                         WRITE OFF OF
                                               BALANCE AT   CHARGED TO     AMOUNTS      BALANCE AT
                                               BEGINNING    COSTS AND     PREVIOUSLY      END OF
                                               OF PERIOD     EXPENSES      RESERVED       PERIOD
                                               ----------   ----------   ------------   ----------
Company
  Year ended December 31, 1996...............     $620         251           (527)         $344
  Eleven months ended December 31, 1995......     $221         796           (397)         $620
Predecessor
  Year ended December 31, 1994...............     $ 84         225           (207)         $102

INVENTORY

     Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

DEFERRED CHARGES AND OTHER NONCURRENT ASSETS

     Deferred charges and other noncurrent assets consist primarily of financing costs which are amortized over the life of the loan. The amounts reported in the balance sheets at December 31, 1996 and 1995 are net of accumulated amortization of $2,144,000 and $82,000, respectively.

PROPERTY AND EQUIPMENT

     The Company recorded the January Acquisitions on the basis of an allocation of the purchase price based on the fair market value of the assets acquired at the date of acquisition. Subsequent additions and improvements are capitalized at their cost, including interest costs associated with the renovation of certain hotels. Interest capitalized during the year ended December 31, 1996 and the eleven months ended December 31, 1995, was $2,100,000 and $128,000, respectively.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

                                         BRISTOL HOTEL COMPANY       HARVEY HOTEL COMPANIES
                                         ---------------------       ----------------------
Buildings............................           40 years                  31-35 years
Furniture, fixtures and equipment....          3-15 years                   7 years
Automobiles and trucks...............           3 years                     3 years
Leasehold improvements...............  Lease term or useful life,  Lease term or useful life,
                                           whichever is less           whichever is less

     Depreciation and amortization expense recorded for the year ended December 31, 1996, the eleven months ended December 31, 1995 and the year ended December 31, 1994 was $18.4 million, $13.5 million, and $4.0 million, respectively.

RESTRICTED CASH

     Restricted cash consists of (i) funds placed in reserve for the replacement of furniture, fixtures and equipment and (ii) insurance reserves. The Company is required to deposit with various lenders amounts of three percent to four percent of hotel revenues. Deposits are made on either a monthly or quarterly basis. As improvements are completed, the Company is reimbursed from the replacement reserves.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As of December 31, 1996, no impairment losses have been incurred. However, the Company has classified certain limited-service hotels as available for sale pursuant to SFAS 121 (see Note 4).

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock.

INCOME TAXES

  COMPANY

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  PREDECESSOR

     Harvey Hotel Company and related entities are partnership or S-Corporation entities, and income or loss for federal income tax purposes is allocated to the individual partners or shareholders. Accordingly, no recognition has been given to income taxes in the combined financial statements. However, pro forma income tax expense, at an effective rate of 34%, has been included in the combined statements of income in order to reflect the impact on the income of Harvey Hotel Companies.

     Harvey Hotel Corporation accounted for the tax effect of net income or loss in accordance with SFAS 109. However, because of changes in ownership (see Note
1), realization of the benefit of the accumulated losses is uncertain and, therefore, has not been recorded in the combined financial statements.

EARNINGS PER SHARE

     Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. 1995 weighted average shares outstanding has been calculated using the treasury stock method and as if Holdings' shares of 1,768,000 (see Note 9) had been outstanding since February 1, 1995. 1996 weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of December 31, 1996. The common equivalent shares include officer and director stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Company has no other potentially dilutive securities.

USE OF ESTIMATES

     The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain financial statement items from the prior years for the Company and the Predecessor have been reclassified to conform with the current presentation.

3. ACQUISITIONS

  UNITED INNS ACQUISITION

     In January 1995, Holdings entered into a merger agreement with United Inns. Under this merger agreement, Holdings purchased most of United Inns' then-outstanding shares of common stock pursuant to a tender offer and therefore acquired United Inns' remaining equity by means of a cash merger effective January 27, 1995.

     The aggregate purchase price of United Inns was $67 million in cash plus the assumption of United Inns' liabilities. Holdings recorded the acquisition of United Inns using the purchase method of accounting. The purchase price was allocated, along with acquisition costs of $5.1 million, to the net assets acquired. The excess of the purchase price over net assets acquired in the amount of $58.4 million was principally allocated to land and buildings in accordance with the purchase method of accounting.

     Holdings then contributed to the Company all of the outstanding capital stock of United Inns on January 31, 1995, as part of the January Acquisitions. The Company recorded the contribution of the capital stock of United Inns by Holdings at Holdings' historical cost due to Holdings' ongoing controlling common

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. ACQUISITIONS (CONTINUED)
stock ownership. The consolidated statement of income for the Company includes the results of operations for United Inns from February 1, 1995.

     The following unaudited pro forma summary presents the combined results of Harvey Hotel Companies as if United Inns had been acquired at the beginning of 1994. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the acquisition been in effect on the date indicated (in thousands):

                                                             (UNAUDITED)    (UNAUDITED)
                                                             MONTH ENDED     YEAR ENDED
                                                             JANUARY 31,    DECEMBER 31,
                                                                1995            1994
                                                             -----------    ------------
Total revenues.............................................    $13,142        $162,969
Net income (loss) after extraordinary gain and pro forma
  income tax expense.......................................    $ 1,111        $ (3,136)

  HOLIDAY INNS ACQUISITION

     On December 16, 1996, the Company announced a definitive agreement (the "Holiday Inns Merger Agreement") under which the Company will acquire the ownership and/or the management of 62 full-service company managed Holiday Inn hotels in the U.S. and Canada (the "Holiday Inn Acquisition").

     Pursuant to the Holiday Inns Merger Agreement and related documents, among other things, (i) Holiday Inns, Inc. ("Holiday Inns") would merge with and into the Company, (ii) the shares of Holiday Inns common stock outstanding immediately prior to the Holiday Inn Acquisition would be converted into the right to receive an aggregate of 2,391,286 shares of the Company's Common Stock,
(iii) the Company's certificate of incorporation would be amended to increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000 and to remove the provisions therein relating to the classification of the Company's Board of Directors (the "Board"), and (iv) the Board would be reconstituted so as to consist of the current members thereof and three persons designated for election thereto by Holiday Corporation, Holiday Inns' parent company. In addition, immediately following the Holiday Inn Acquisition, the Company would issue an additional 6,981,832 shares of the Company's Common Stock in satisfaction of a portion of the Holiday Inns debt assumed by the Company in the Holiday Inn Acquisition and repay the remaining debt assumed ($300 million) with cash.

     Following the Holiday Inn Acquisition, the Company would be the largest Holiday Inn franchisee in the world and one of the largest owner/operators of full-service hotels in the United States. The Company's portfolio would consist of 83 owned hotels containing approximately 24,000 rooms, 15 management contracts and three Company-managed hotels owned by joint ventures in which the Company will hold a 50% interest. In connection with the Holiday Inn Acquisition, the Company and Holiday Inns entered into various agreements under which, subject to certain limitations, the Company would have the right to pursue certain hotel acquisition and development opportunities presented to Holiday Corporation, and an affiliate of Holiday Corporation would have the right to franchise the Acquired Holiday Assets for a franchise fee of approximately 5% of room revenues. The initial franchise fees for the Company's existing hotels that will be converted to Holiday Inn brands will be 0% of room revenues for the remainder of 1997, increasing to 1% percent in 1998, 3% in 1999 and 5% in 2000.

     Following the Holiday Inn Acquisition, the Company would be required, subject to certain limitations, to offer Holiday Corporation the opportunity to enter into a standard Holiday Corporation franchise agreement in effect at such time with respect to each hotel located in the United States and Canada that the Company manages, develops or acquires and that is reasonably appropriate to be franchised as a Holiday Inn or Holiday

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. ACQUISITIONS (CONTINUED)
Inn Select. The franchise fees to be paid to Holiday Corporation by the Company pursuant to such franchise agreements would be at market rates. The above provisions relating to franchise opportunities would expire on the earliest to occur of (i) the effectiveness of notice from Holiday Corporation to the Company of its intention to terminate its obligations under these provisions (which notice could not be effective until 24 months following the effective time of the Holiday Inn Acquisition) and (ii) Holiday Corporation no longer holding a controlling equity interest in the person that franchises the Holiday Inn and Holiday Inn Select brands or in the person that directly or indirectly holds the intellectual property rights related to the such brands.

     Consummation of the Holiday Inn Acquisition is subject to certain closing conditions, and there can be no assurance that the Holiday Inn Acquisition will be consummated if any of such conditions is not satisfied.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
Land........................................................    $ 50,528       $ 55,484
Buildings...................................................     406,682        354,887
Furniture, fixtures and equipment...........................      74,827         36,951
                                                                --------       --------
                                                                 532,037        447,322
  Less: accumulated depreciation............................     (26,091)       (13,462)
                                                                --------       --------
                                                                 505,946        433,860
Assets held for sale (net of accumulated depreciation of
  $4,980)...................................................      38,279             --
Construction in progress....................................       8,339         36,845
                                                                --------       --------
                                                                $552,564       $470,705
                                                                ========       ========

     The Company acquired the 159 room Holiday Inn in Plano, Texas for $6.3 million in May, 1996 with proceeds from the Senior Term Facility (as defined in Note 6). In November 1995, the Company acquired the Dallas Downtown Hotel ("Dallas Downtown") for the assumption of $7.3 million in outstanding debt and acquisition costs. In June 1995, the Company acquired a 368 room hotel (the "Sheraton-Atlanta") in Atlanta, Georgia from Northeast Hotel Associates for $12.7 million. The Company financed the acquisition of the Sheraton-Atlanta (which was later converted to the Harvey Hotel brand) with a mortgage note payable of $12.1 million. The mortgages on both the Sheraton-Atlanta and the Dallas Downtown hotels were repaid with proceeds from the Offering (as defined in Note 9). These acquisitions were accounted for using the purchase method of accounting; accordingly, the purchase price was allocated based upon the estimated fair value of the individual assets. Revenues and expenses for these hotels have been included with revenues and expenses of the Company since the date of their respective acquisition.

     Of the Company's 38 hotels, ten hotels are located in Dallas; ten hotels are located in Atlanta; eight hotels are located in Houston; and four hotels are located in Jackson, Mississippi. As a result, the Company's results of operations and financial condition have been largely dependent on economic conditions in these four metropolitan areas. However, upon the closing of the Holiday Inn Acquisition (see Note 3), the Company's properties will be geographically diverse. Following the Holiday Inn Acquisition, the Company will operate properties in 23 states, the District of Columbia and Canada, including multiple properties in Los Angeles,

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT (CONTINUED)
Memphis, Nashville, New Orleans, Orlando, San Antonio and San Francisco, as well as six properties in Canada.

     On January 31, 1997, subsequent to year end, the Company purchased the 382 room Allerton hotel, located on North Michigan Avenue in Chicago, Illinois for $35 million, which was financed with borrowings from the Senior Term Facility. The Company anticipates spending approximately $27 million in a comprehensive refurbishment of the Allerton, which, when completed, will operate as a Crowne Plaza hotel with over 400 rooms.

     During fiscal year 1996, the Company classified certain limited-service hotels as assets held for sale pursuant to the provisions of SFAS 121. The Company intends to focus its efforts on its full-service hotels, therefore, plans to dispose of these limited-service properties. There was no definitive agreement in place at December 31, 1996 for the sale of these properties. It is anticipated that such a transaction could include the Company continuing to operate the properties under lease or management agreements.

     The results of operations for these limited-service properties included in the income statements for the years ended December 31, 1996 and 1995 were (in thousands):

                                                              YEAR ENDED      YEAR ENDED
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Total revenues...........................................      $16,398         $14,552
Operating income.........................................        5,580           4,020

     The carrying value on the Company's balance sheet as of December 31, 1996 for these limited-service properties was $38.3 million, which the Company believes is less than the fair value of the properties. In accordance with SFAS 121, the Company ceased recording depreciation for these assets in September 1996, when the decision to dispose of these assets was made.

5. MARKETABLE SECURITIES

     In 1995, the Company classified certain equity securities as Available-for-Sale Securities (per Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities"). Unrealized gains were reported as a separate component of stockholders' equity. In May, 1996, management resolved to sell the equity securities, and accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $450,000 was recorded in earnings in 1996. These securities were sold in August, 1996.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Senior Notes
  11.22% due December 18, 2000 (net of discount).........      $ 68,340        $ 67,900
Mortgage loans
  Fixed rate:
     8% due December 31, 2002............................        42,126          44,436
     8.55% due January 11, 2016..........................        14,626          14,926
     7.25% due September 30, 1997........................         8,110           9,416
     Non-interest bearing due December 31, 2002..........         9,086          10,600
Variable rate (as of December 31, 1996):
     7.75% Senior Term Facility due December 18, 1998....        66,976              --
     10.26% due January 31, 2000.........................         9,300           9,450
     10.25% due December 31, 1999........................         6,899           7,021
     8.5% due September 30, 1997.........................         1,500           1,500
Other long-term debt.....................................         4,329           3,298
Capital leases...........................................         1,402           1,997
                                                               --------        --------
                                                                232,694         170,544
  Less current portion...................................       (15,769)         (6,582)
                                                               --------        --------
  Long-term debt, excluding current portion..............      $216,925        $163,962
                                                               ========        ========

     The mortgages are amortized using varying methods as provided in the individual debt agreements. Variable rate mortgages are indexed to prime, LIBOR or the GECC composite commercial paper rate, which were 8.25%, 5.5% and 5.51% at December 31, 1996, respectively. Substantially all of the Company's properties and equipment are pledged as collateral on mortgage obligations.

     On December 18, 1995, concurrent with the initial public offering (see Note
9), the Company entered into a Term Credit Agreement with Bankers Trust Company ("Bankers Trust") pursuant to which Bankers Trust provided for a secured senior credit facility (the "Senior Term Facility") in the maximum principal amount of $120 million and issued $70 million aggregate principal amount of senior secured notes (the "Senior Notes"). The Senior Notes are secured by a first-priority pledge of all outstanding shares of capital stock of Bristol Hotel Asset Company ("BHAC"), a Delaware Corporation and wholly owned subsidiary of the Company. The audited financial statements of BHAC are filed separately with the Securities and Exchange Commission on a Form 8-K. The Senior Notes, which bear interest at 11.22% and mature on December 18, 2000, were issued at 97% of their stated principal resulting in net proceeds to the Company of $67.9 million. The debt discount of $2.1 million is being amortized over the life of the Senior Notes. The Senior Notes can be prepaid in whole or in part after June 15, 1997 at an initial price of 108% of the face value, which reduces each six months until the final maturity date.

     Pursuant to the Senior Term Facility, the Company could borrow $60 million to fund the renovation of certain of the Acquired Properties. In addition, the Company may borrow up to $60 million for the acquisition and related refurbishment of additional hotel assets to the extent the Company satisfies certain financial tests. The Senior Term Facility imposes certain restrictions on the Company and certain of its subsidiaries to incur additional debt, impose liens or mortgages on their properties, extend new guarantees, pay dividends, repurchase their common stock, make investments and incur capital expenditures. The Senior Term Facility matures December 18, 1998, and advances thereunder bear interest at a rate equal to, at the election of the

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

6. LONG-TERM DEBT (CONTINUED)
Company, one-, two-, three- or six-month LIBOR plus 2.25%, payable monthly in arrears. Additionally, the Company is required to pay an administration fee of $120,000 per annum, and a quarterly commitment fee equal to .375% per annum of any unused portion of the Senior Term Facility. As of December 31, 1996, the Company had borrowed $60 million for renovation costs related to the Acquisition Properties and approximately $7 million for the purchase and renovation of the Holiday Inn -- Plano.

     Concurrent with the Offering and funding of the Senior Notes in 1995, the Company retired approximately $138 million of outstanding debt resulting in an extraordinary loss of $1.9 million ($.16 per share), net of a tax benefit of $1 million. During 1994, the Predecessor restructured its mortgage loan on Harvey Hotel-Dallas, reducing the principal balance of the loan and resulting in a net gain on forgiveness of debt of $2.0 million. In connection with the restructuring in 1994, the Harvey Hotel-Dallas assigned the underlying land and 24.24% of the debt to its controlling general partner (see Note 14).

     As discussed in Note 14, portions of the mortgage loans associated with three of the Company's properties have been allocated to a related party.

     The aggregate maturities of long-term debt for the five years subsequent to December 31, 1996, are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
        1997.............................................................  $ 15,769
        1998.............................................................    73,629
        1999.............................................................    12,787
        2000.............................................................    83,099
        2001.............................................................     5,917
        Thereafter.......................................................    41,493
                                                                           --------
                                                                           $232,694
                                                                           ========

7. INCOME TAXES

     Components of income tax expense for the year ended December 31, 1996 and the eleven months ended December 31, 1995 consist of the following (in thousands):

                                                             1996       1995
                                                            -------    ------
Federal:
  Current.................................................  $ 4,486    $3,245
  Deferred................................................    5,301      (579)
State:
  Current.................................................      282       190
  Deferred................................................      332       (34)
                                                            -------    ------
                                                            $10,401    $2,822
                                                            =======    ======

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
     The Company estimates that its effective tax rate for 1996 approximated 37.2%. The actual income tax expense for the year ended December 31, 1996 is computed by applying the federal statutory income tax rate as a result of the following:

Income tax expense at the federal statutory rate............  35.0%
State income taxes, net of federal benefit..................   2.2
                                                              ----
                                                              37.2%
                                                              ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and December 31, 1995 are as follows (in thousands):

                                                               1996       1995
                                                              -------    -------
Purchase accounting adjustments to land and building........  $85,134    $81,118
Other.......................................................       --        278
                                                              -------    -------
Gross deferred tax liabilities..............................   85,134     81,396
                                                              -------    -------
Tax credits and NOL carryforwards...........................    5,502      8,200
Accrued reserves............................................    2,192      2,779
Other.......................................................    1,821        969
                                                              -------    -------
Gross deferred tax asset....................................    9,515     11,948
Valuation allowance.........................................       --         --
                                                              -------    -------
Deferred tax asset..........................................    9,515     11,948
                                                              -------    -------
Net deferred tax liability..................................  $75,619    $69,448
                                                              =======    =======

     The gross deferred tax liabilities relate principally to the temporary differences caused by the purchase accounting adjustments recorded as a result of the January Acquisitions. For financial reporting purposes, the transactions were recorded under the principles of purchase accounting and, accordingly, the basis of the assets have been adjusted to fair market value. For tax reporting purposes, the transactions resulted in the bases of the assets and liabilities being carried forward at their adjusted bases with some adjustment for certain gains recognized on the acquisition. This differing treatment has created book bases in excess of tax bases and, accordingly, the related deferred tax liabilities associated with these differences have been recorded. As the Company depreciates and amortizes the bases of its assets for book and tax purposes, it will record an expense for depreciation and amortization in excess of that claimed for tax purposes. This reversal of the temporary differences established through purchase accounting will result in the Company recording a credit to deferred tax expense for the tax effect of these differences.

     The remaining deferred tax assets are expected to be realized in future periods through the reversal of existing taxable temporary differences.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
     For federal tax reporting purposes, net operating losses of $12,166,000 and tax credits of $657,000 generated by United Inns in prior years are available to be carried forward to periods expiring as follows (in thousands):

YEAR OF EXPIRATION                                           FEDERAL NOL    TAX CREDITS
------------------                                           -----------    -----------
     2001..................................................    $    --         $142
     2002..................................................          --         154
     2003..................................................         986         158
     2004..................................................          --         103
     2005..................................................       7,557          58
     2006 to 2010..........................................       3,623          42
                                                               -------         ----
                                                               $12,166         $657
                                                               =======         ====

     The losses are subject to the loss limitation rules due to the change in ownership of United Inns. Net operating losses generated by United Inns and its subsidiaries are further limited as they were incurred prior to their ownership by the Company. Accordingly, these losses are available only to offset the income generated by United Inns and its subsidiaries and will be limited to approximately $4.6 million annually.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Accounts payable...........................................    $ 1,689         $ 5,064
Accrued payroll and payroll taxes..........................      5,208           2,963
Accrued interest...........................................        993           1,945
Other......................................................      2,736           7,119
                                                               -------         -------
                                                               $10,626         $17,091
                                                               =======         =======

9. STOCKHOLDERS' EQUITY

     In October 1995, the Company effected a 200-to-1 stock split of its Common Stock. Immediately prior to the consummation of the Offering, the Company effected certain amendments to its Certificate of Incorporation and By-Laws to, among other things, increase the number of authorized shares of Common Stock from 80,000 to 75,000,000. In the accompanying financial statements, all per share amounts and number of shares reflect the stock split.

     On December 13, 1995, the Company completed its offering of 4,887,500 shares of its common stock at a price to the public of $20.50 (the "Offering" or the "IPO"). The net proceeds to the Company, after expenses of the Offering and giving effect to the underwriter's discount, were approximately $86.9 million, which includes the $1.7 million of offering costs reflected in the Company's Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 1996. The proceeds were primarily used for repayment of outstanding debt and to provide working capital to the Company.

     Concurrent with the Offering, Holdings exchanged $19.9 million in working capital advances made to the Company for 1,768,000 shares of common stock. Additional advances from Holdings of approximately $2.2 million were repaid with proceeds from the Offering. Additionally, the Company purchased the 25%

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (CONTINUED)
minority interest in Mid-Atlanta Investment Co., the owner of the Company's Courtyard by Marriott and Fairfield Inn hotels in Atlanta, for 54,162 shares of common stock and $656,000 in cash.

  Employee Options

     On February 27, 1995, the Company granted options to purchase 400,000 shares of common stock at an exercise price of $12.50 per share, representing fair market value at the date of grant, to certain officers of the Company. Each of these options has a term of ten years, which vests fully in the year 1998. If the optionee dies or becomes disabled prior to such vesting date, the optionee's option will vest and become exercisable to the extent of 2.77% of shares of common stock covered thereby for each full calendar month since the date of grant. Effective as of September 29, 1995, the Company granted additional options to purchase an aggregate of 383,843 shares of common stock at an exercise price of $12.50 per share to certain officers, employees and directors of the Company. The Company estimated the fair market value at the date of grant to be $14.00 per share, and the options vest in five years with a term of ten years.

     On January 8, 1996, the Company granted an option to purchase 100,000 shares of common stock at an exercise price of $20.50 per share to an officer of the Company. This option vests in 2001 and has a term of ten years. The Company granted options to purchase 180,000 common shares with an exercise price of $26.60 per share to certain officers and employees of the Company on December 14, 1996, which vest in nine years and have a ten year term. The Company estimates the fair market value per share of the January 8 and December 16 option grants to be $25.50 and $28.625, respectively. The difference between the grant price and the fair market value is recognized as compensation expense over the vesting period of the options. As of December 31, 1996, no options were exercisable.

  Non-Employee Director Options

     The Company instituted a Stock Option Plan for Non-Employee Directors (the "Director Plan") in conjunction with the IPO. Only members of the board who are not employees of the Company or an employee of a 10% beneficial owner or an affiliate thereof will be eligible for option grants thereunder (an "Eligible Director"). An Eligible Director will receive an option to purchase 5,000 shares of Common Stock at an exercise price equal to the market value on the date the individual becomes a director, and those options shall become exercisable 34% at the first next annual shareholders' meeting at which the individual is a director, and 33% at each of the next two consecutive years which the individual is a director. In addition, the Eligible Director will receive options to purchase 5,000 shares at each annual meeting which the individual is a director, exercisable on the date of the next annual shareholders' meeting at which the individual is a director. As of December 31, 1996, a total of 20,000 options had been granted to the two Eligible Directors on the board, 3,400 of which are currently exercisable.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Pronouncement Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. The Company, therefore, does not believe that the implementation of SFAS 123 has had a material adverse impact on the Company's financial position or results of operations.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9. STOCKHOLDERS' EQUITY (CONTINUED)
     However, had compensation cost for these plans been determined consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands):

                                                                                ELEVEN
                                                               YEAR ENDED    MONTHS ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
Net Income
  As Reported...............................................    $17,749         $3,061
  Pro Forma.................................................     16,898          2,619
Primary EPS
  As Reported...............................................    $  1.04         $ 0.26
  Pro Forma.................................................       1.01           0.16
Fully Diluted EPS
  As Reported...............................................       1.04           0.26
  Pro Forma.................................................       1.00           0.16

     A summary of the status of the Company's stock option plan at December 31, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                                                    1996                    1995
                                            ---------------------    -------------------
                                                         WEIGHTED               WEIGHTED
                                                         AVERAGE                AVERAGE
                                                         EXERCISE               EXERCISE
                                             SHARES       PRICE      SHARES      PRICE
                                            ---------    --------    -------    --------
Options outstanding at January 1..........    793,844     $12.63          --         --
Options granted...........................    290,000      24.59     793,844     $12.63
Options expired...........................     (8,269)     12.50          --         --
                                            ---------     ------     -------     ------
Options outstanding at December 31........  1,075,575     $15.85     793,844     $12.63
                                            =========     ======     =======     ======
Options exercisable at December 31........      3,400     $22.50          --         --
                                            =========     ======     =======     ======
Weighted average fair value of options....      $8.64                  $6.17
                                            =========                =======

     Of the 1,075,575 options outstanding at December 31, 1996, 885,575 have exercise prices between $12.50 and $22.50, with a weighted average exercise price of $13.52 and a weighted average remaining contractual life of 9.9 years. At December 31, 1996, 3,400 of these options (with a weighted average exercise price of $22.50) are exercisable. The remaining 190,000 options have exercise prices between $26.60 and $29.25, with a weighted average exercise price of $26.74 and a weighted average remaining contractual life of 9.7 years. None of these options are exercisable.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; risk free interest rates from 5.30% to 7.02%; no expected dividend yields; expected lives of three to nine years; expected volatility of 32.88%.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

10. OPERATING LEASES

     The Company leases certain land (see Note 14), office space and equipment under noncancellable operating lease commitments. Minimum rentals due under these agreements for the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
        1997.............................................................  $ 1,774
        1998.............................................................    1,787
        1999.............................................................    1,797
        2000.............................................................    1,620
        2001.............................................................    1,451
        Thereafter.......................................................   53,387
                                                                           -------
                                                                           $61,816
                                                                           =======

     The Company leases certain hotel space to third party vendors. Future minimum rentals to be received under noncancellable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
        1997..............................................................  $1,344
        1998..............................................................     201
        1999..............................................................     169
        2000..............................................................     126
        2001..............................................................      71
        Thereafter........................................................     177
                                                                            ------
                                                                            $2,088
                                                                            ======

11. MANAGEMENT CONTRACTS

     At December 31, 1996, the Company has contracted to manage one hotel owned by others. Harvey Hotel Wichita is owned by Starwood Lodging Trust and Starwood Lodging Corporation, a publicly traded real estate investment trust. The management agreement provides that for years ending after December 31, 1994, the Company will receive a base management fee equal to 2% of gross income to the extent that excess cash flow (as defined in the management agreement) is sufficient to pay such base management fee. In addition, the Company is entitled to an annual incentive fee equal to 25% of excess cash flow plus 25% of the amount by which net operating income exceeds projected net operating income. The management agreement has a five-year term expiring on December 20, 1998, subject to earlier termination or extension under certain circumstances. The owner of the hotel may terminate the agreement upon fifteen days notice and the payment of a termination fee in an amount equal to the average monthly fee times the number of months remaining in the agreement. Both the base management fee and the incentive management fee are subordinate to a preference fee that is paid to the owners. Management fees for the year ended December 31, 1996, the eleven months ended December 31, 1995, and the year ended December 31, 1994, were $227,000, $396,000, and $0, respectively.

     The Company managed the Harvey Hotel Downtown Dallas from November 1, 1994 until December 20, 1996. The management agreement with the owner provided for a monthly management fee of 4% of gross monthly revenues, as defined in the agreement. The agreement also provided for an incentive management fee to be paid annually based on hotel performance. The agreement was terminated upon the sale of the property

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. MANAGEMENT CONTRACTS (CONTINUED)
by the owner. Management fees received under this contract for the year ended December 31, 1996, the eleven months ended December 31, 1995, and the year ended December 31, 1994, were $1,790,000, $986,000 and $38,000, respectively. The
Company also received a $600,000 fee ($500,000 net of certain expenses) from the owner of the property upon early termination of the management contract.

     From November 1988 to March 1994, the Company managed a hotel in Amarillo, Texas. Harvey Hotel Management Corporation continued to manage the hotel through October 25, 1994. Management fees received under this contract were $279,000 in 1994.

12. BENEFITS

     Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Company's employees through the Welfare Benefit Trust (the "Trust"). The Company maintains varying levels of stop-loss and umbrella insurance policies to limit the Company's per occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims which are funded by the employer for its employees in Texas. Since April 1, 1995, all employees have been eligible for participation in the benefits provided through the Trust. The Company provided $2.9 million and $2.3 million related to these benefits for the year ended December 31, 1996 and the eleven months ended December 31, 1995, respectively.

     The Company offers a Profit Sharing Plan and Trust ("401(k) Plan") to certain employees. The 401(k) Plan is designed to be a qualified trust under section 401(a) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the Plan; however, only the first 6% of pretax income is subject to matching by the Company. The Company may elect to make matching contributions of up to 50% of the employees' matchable contributions subject to certain performance measures of the Company. The Company provided for matching contributions for the year ended December 31, 1996, the eleven months ended December 31, 1995, and the year ended December 31, 1994 totaling $135,000, $343,000 and $386,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

     Under the terms of the hotel franchise agreements expiring at various dates through 2016, the Company is obligated to pay certain fees for franchising royalties, reservation and advertising services. Franchise fees paid for the year ended December 31, 1996 and the eleven months ended December 31, 1995, were $4.1 million and $3.3 million, respectively.

     The Company is currently involved in certain guest and customer claims, employee wage claims and other disputed amounts arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Company's financial position or results of operations.

     In connection with the administration of the Dallas County Probate Court of the estate of the deceased wife of H.K. Huie, Jr., one of Mr. Huie's daughters (the "Plaintiff"), alleged self dealing and breach of duty and trust by Mr. Huie as executor and testamentary trustee under his wife's will and in connection with his actions as the managing general partner of Harvey Hotel Company and related partnerships and ventures (the "Probate Proceeding"). Several of the Company's officers and certain subsidiaries were also named defendants in the Probate Proceeding. In November 1995, the Company and the Plaintiff entered into a settlement agreement and release (the "Settlement Agreement") pursuant to which Plaintiff agreed to release the Company, including its subsidiaries from the lawsuit. Pursuant to the Settlement Agreement, the Company paid an aggregate of $2.4 million for the Plaintiff's 1% interest in Harvey Hotel Company and a full

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) release from all claims and causes of action. However, at that time, the named officers remained defendants in the Probate Proceeding.

     In the summer of 1996, during continuing mediation with the officers, the Plaintiff threatened the Company with further action, claiming fraud and misrepresentation in the negotiation of the November, 1995, Settlement Agreement. In August, 1996, there was a final resolution of the Probate Proceeding, a result of which the Company paid an additional $0.75 million for the full satisfaction of all claims and causes of action which could be asserted against the Company, its subsidiaries or its officers. The Company had reserved $1.65 million for this litigation. As a result, the Company recognized $0.9 million ($0.6 million after tax) as other income during the third quarter of 1996.

     United Inns is presently under examination by the Tennessee Department of Revenue. The Company has determined and provided for an estimated liability. In the opinion of management, the outcome of this examination will not have a material adverse effect on the Company's business, assets or results of operations.

     All of the owned hotels of the Company have undergone Phase I environmental assessments which generally provide a physical inspection and data base search but not soil or groundwater analysis. In addition, most of the Company's hotels have been inspected to determine the presence of asbestos-containing materials ("ACM's"). While ACM's are present in certain of the Company's properties, operations and maintenance programs for maintaining such ACM's have been implemented, or the ACM's have been scheduled to be or have been abated, at such hotels. None of the environmental assessments conducted to date has revealed any environmental condition that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is management aware of any such condition. However, it is possible that these assessments have not revealed all potential environmental liabilities or that there are material environmental liabilities of which management is not aware.

     As discussed further in Note 14, the Company disposed of certain of its non-hotel properties to HH Land Company, L.P. ("HH Land Company"), a related party. Upon acquisition of the non-hotel properties, HH Land Company assumed all liabilities associated with the non-hotel properties through a formal indemnification agreement, including environmental liabilities associated with the properties. The Company remains contingently liable for the environmental costs associated with the properties. At such time that the Company determines that it is not probable that HH Land Company will fully pay the remediation costs related to the disposed properties, the Company will recognize such liabilities.

     The Company leases the land underlying three of its Dallas hotels, the Harvey -- DFW, Bristol Suites, and Harvey -- Dallas, from entities controlled by H.K. Huie (the "Huie Land Ventures"). These leases include provisions by which the Huie Land Venture can require the Company to purchase the land at a specified price per parcel, less associated debt (see Note 14 for further discussion of the debt). Additionally, pursuant to the terms of the leases, the Company can require the Huie Land Ventures to sell the land to the Company at the same specified price less related debt referred to above on the following conditions: (i) if the Company has decided to sell or exchange its interest in the leasehold or (ii) on the occurrence of the death, incapacity or bankruptcy of H.K. Huie, Jr. or any transfer, sale, conveyance or other event which results in the loss by H. K. Huie, Jr. of the control of the Huie Land Ventures. The Company also has a Right of First Refusal if the Huie Land Venture receives an offer from a third party to purchase the land. As of December 31, 1996, neither the Company nor the Huie Land Ventures had notified the other party of an interest to exercise any of these options.

     The Company has contracted to manage the Alpha Suites hotel, which is owned by H.K. Huie, Jr. This property is currently under construction, with completion anticipated in the fall of 1997. The Company's management contract is for three years and provides for a management fee of 4% of gross revenue, an accounting fee of 1% of gross revenue and an incentive management fee of 30% of operating profit.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. TRANSACTIONS WITH RELATED PARTIES

     In September 1995, the Company disposed of certain of its non-hotel properties which management believed were not integral to the Company's operations. To effect this disposition, Holdings and Harvey Management Equity Holders formed HH Land Company, which acquired six parcels of real property and all of the capital stock of certain subsidiaries of United Inns which owned or had owned certain non-hotel properties and other assets. The assets mainly consisted of two car wash operations and undeveloped tracts of land. The aggregate purchase price was $87,000 and the assumption of all liabilities (including environmental liabilities) and risk relating to those acquired properties. The Company believes that the terms of such sales approximated the fair market value of assets sold.

     Until September 30, 1996, the Company leased its home office space from Huie-Miars Midway Atriums J.V., which is owned 75% by Mr. Huie and 25% by Robert
L. Miars (an officer of the Company), on a five-year lease. Rent expense reflected in the financial statements for the year ended December 31, 1996 was $347,000 and the eleven months ended December 31, 1995, was $282,000. The building in which the home office is located was sold to an unrelated third party by Huie-Miars Midway Atriums J.V. on September 30, 1996. Prior to April 1995, the Predecessor leased its home office space from Huie Properties on a month-to-month basis by sharing the pro rata cost of the facility. Expenses for such lease reflected in these financial statements was $346,000 and $491,000 for the eleven months ended December 31, 1995 and the year ended December 31, 1994, respectively.

     In 1992, the Predecessor advanced $1.5 million to an affiliate of Huie Properties, a related party. The note bore interest at prime and was repaid in connection with the January Acquisitions. Interest income recorded was $107,000 for the year ended December 31, 1994.

     Huie Properties and Huie Miars Construction Corporation, which is owned 50% by Mr. Huie and 50% by Robert L. Miars, provided maintenance and construction services to the Company and the Predecessor on a routine basis, including the construction of new hotels and the renovation of existing properties. The Company incurred $119,000 for construction management fees during the eleven months ended December 31, 1995. The Predecessor incurred approximately $336,000 for routine maintenance and approximately $99,000 in construction and renovation fees during the year ended December 31, 1994.

     The Company and Mr. Huie, representing various land ventures, are co-borrowers of funds secured by Harvey Hotel -- DFW Airport, Harvey
Hotel -- Dallas and Bristol Suites and the various related land parcels. The Company and Mr. Huie agreed to an assignment of the debt to the various unrelated land ventures resulting in the assignment of 23.73%, 24.24% and 22.18% of the debt associated with the borrowings for each property, respectively. The related land parcels underlying each hotel are owned by Mr. Huie through the land ventures. The total debt and the amount allocated to Mr. Huie are as follows (in thousands):

                                                        1996                  1995
                                                 -------------------   -------------------
                                                  TOTAL    ALLOCATED    TOTAL    ALLOCATED
                                                  DEBT      TO HUIE     DEBT      TO HUIE
                                                 -------   ---------   -------   ---------
Harvey Hotel -- DFW Airport....................  $25,581     6,071     $27,225    $6,462
Harvey Hotel -- Dallas.........................    7,600     1,843       7,756     1,880
Bristol Suites.................................   20,756     4,604      22,532     4,998

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
     The Company is jointly and severally liable in the event of nonpayment by Mr. Huie of the debt allocated. For December 31, 1996 and 1995, the allocated amounts have not been reflected in the consolidated financial statements of the Company. However, the Company does not record interest expense on the allocated debt because payments made to Mr. Huie are appropriately recorded as rental expense under the respective land leases. The land parcels at the respective hotels are security for the additional liability.

     The land leases for the Harvey Hotel -- DFW Airport, the Harvey
Hotel -- Dallas and the Bristol Suites expire on December 31, 2037, September 14, 2030 and April 30, 2035, respectively. Harvey Hotel -- DFW Airport pays monthly land rent in the amount of the greater of (i) 6% of gross monthly revenue or (ii) approximately $50,000 per month. Harvey Hotel -- Dallas pays monthly land rent in the amount of the greater of (i) 4% of gross revenues or
(ii) $15,000 per month. Effective January 1, 2000, the rent will be recalculated based upon the consumer price index; however, it will not be less than $20,000 per month nor more than $40,000 per month. Bristol Suites pays monthly land rent in the amount of the greater of (i) 6% of gross monthly rental revenue or (ii) $49,000 per month. Total land rentals for the above properties for the year ended December 31, 1996, the eleven months ended December 31, 1995, and the year ended December 31, 1994 were $2.3 million, $2.0 million, and $2.0 million, respectively.

     The Company has contracted to manage a hotel for Mr. Huie. The construction of the hotel is expected to be completed in the fall of 1997, and the Company will begin managing at that time. (See Note 13 for further discussion).

15. FAIR VALUE

     The Company has estimated the fair value of its financial instruments at December 31, 1996 and 1995, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. Marketable securities are carried at fair value, which is determined based upon quoted market prices. The carrying values of variable and fixed rate debt are reasonable estimates of their fair values.

16. SUBSEQUENT EVENTS

     On January 31, 1997, the Company purchased the 382 room Allerton Hotel, located on North Michigan Avenue in Chicago, Illinois for $35 million, funded from borrowings from the Senior Term Facility. The Company anticipates spending approximately an additional $27 million in a comprehensive refurbishment of the Allerton, which, when completed, will operate as a Crowne Plaza hotel with over 400 rooms.

     On March 6, 1997, the Company filed a Form S-3 Registration Statement under the Securities Act of 1933 which provides for the future issuances by the Company of up to $500 million of equity or debt securities.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The unaudited consolidated quarterly results of operations for the Company and the unaudited combined quarterly results of operations for the Predecessor are as follows (in thousands):

                                                           1995
                               ------------------------------------------------------------
                                                          BRISTOL HOTEL COMPANY
                               HARVEY HOTEL    --------------------------------------------
                                COMPANIES      FEBRUARY TO    SECOND      THIRD     FOURTH
                               JANUARY 1995       MARCH       QUARTER    QUARTER    QUARTER
                               ------------    -----------    -------    -------    -------
Revenues.....................     $5,943         $29,910      $43,040    $46,205    $46,040
Operating income.............      1,932           6,221        8,016      5,484      6,874
Income (loss) before
  extraordinary item.........      1,280           2,268        2,056       (290)       935
Net income (loss)............      1,280           2,268        2,056       (290)      (973)
Earnings per common share:
  Income (loss) before
     extraordinary item......         --         $  0.19      $  0.18    $ (0.02)   $  0.07
  Net income (loss)..........         --         $  0.19      $  0.18    $ (0.02)   $ (0.08)
Weighted average number of
  common and common
  equivalent shares..........         --       11,640,135     11,652,707 11,653,302 12,700,645

                                                              1996
                                         -----------------------------------------------
                                                      BRISTOL HOTEL COMPANY
                                         -----------------------------------------------
                                            FIRST        SECOND       THIRD      FOURTH
                                           QUARTER       QUARTER     QUARTER     QUARTER
                                         -----------     -------     -------     -------
Revenues...............................    $49,677       $51,237     $58,571     $52,355
Operating income.......................     10,318        11,282      16,073       9,093
Income before extraordinary item.......      3,863         4,375       6,835       2,676
Net income.............................      3,863         4,375       6,835       2,676
Earnings per common share:.............    $  0.23       $  0.26     $  0.40     $  0.16
Weighted average number of common and
  common equivalent shares.............  17,007,638      17,035,010  17,020,492  17,016,240

     The sum of the earnings (loss) per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 17, 1996, the Company appointed Arthur Andersen LLP as independent accountants for fiscal 1996 to replace Price Waterhouse LLP effective with such appointment. The change in independent accountants was approved by the Audit Committee of the Company's Board of Directors.

     Price Waterhouse LLP's report on the financial statements for the 11 months ended December 31, 1995, did not contain an adverse opinion, disclaimer of opinion, qualification, or modification as to uncertainty, audit scope, or accounting principles. Furthermore, during the 11 months ended December 31, 1995, and the interim period subsequent to December 31, 1995, there have not been any disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused that firm to make reference to the subject matter of such disagreements in connection with its report.

                                   PART III.

     The information called for by Items 10 -- 13 is incorporated by reference to the sections of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders -- (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORT ON FORM 8-K.

     (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        1. The financial statements as set forth under Item 8 are filed as part of this Report.

        2. All financial statement schedules are omitted as they are either not applicable or the required information is included in the financial statements or the notes thereto.

        3. The list of exhibits contained in the Index to Exhibits are filed as part of this Report.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 1997.

                                            BRISTOL HOTEL COMPANY

                                            BY:     /s/ JEFFREY P. MAYER
                                              ----------------------------------
                                              Jeffrey P. Mayer
                                              Senior Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                            TITLE
                     ----------                                            -----

/s/ DONALD J. MCNAMARA                                 Chairman of the Board; Director
-----------------------------------------------------
Donald J. McNamara

/s/ J. PETER KLINE                                     President and Chief Executive Officer;
-----------------------------------------------------  Director
J. Peter Kline

/s/ JOHN A. BECKERT                                    Executive Vice President and Chief Operating
-----------------------------------------------------  Officer; Director
John A. Beckert

/s/ JEFFREY P. MAYER                                   Senior Vice President and Chief Financial
-----------------------------------------------------  Officer
Jeffrey P. Mayer

/s/ DAVID A. DITTMAN                                   Director
-----------------------------------------------------
David A. Dittman

/s/ RICHARD M. FITZPATRICK                             Director
-----------------------------------------------------
Richard M. FitzPatrick

/s/ ROBERT H. LUTZ, JR.                                Director
-----------------------------------------------------
Robert H. Lutz, Jr.

/s/ PAUL NOVAK                                         Director
-----------------------------------------------------
Paul Novak

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            Agreement and Plan of Merger dated as of December 15, 1996 among Holiday Corporation, Holiday Inns, Inc. and Bristol
                         Hotel Company
          3.1            Third Amended and Restated Certificate of Incorporation of
                         the Bristol Hotel Company (the "Company") (incorporated by reference to Exhibit 3.1 to the Registration Statement on
                         Form S-4 of the Company and Bristol Hotel Asset Company,
                         File No. 333-00808 [the "Form S-4"]).
          3.2            Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Form S-4).
          4.1            Indenture, dated as of December 18, 1995, among the Company, as issuer, Bristol Hotel Asset Company, as guarantor, and
                         The Bank of New York, as trustee. (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K
                         for the year ended December 31, 1995)
          4.2            Form of Old Notes (included in Exhibit 4.1).
          4.3            Form of New Notes (included in Exhibit 4.1).
          4.4            Exchange and Registration Rights Agreement, dated as of
                         December 18, 1995, among the Company, Bristol Hotel Asset
                         Company, Bankers Trust Company and New England Cayman
                         Corporation (incorporated by reference to Exhibit 4.4 to the
                         Form S-4).
          4.5            Term Credit Agreement, dated December 12, 1995, among
                         Bristol Hotel Asset Company, the Lenders thereto and Bankers
                         Trust Company (incorporated by reference to Exhibit 4.5 to the Form S-4).
         10.1            Form of Indemnification Agreement among the Company and each of its directors (incorporated herein by reference to
                         Exhibit 10.1 of the Company's Registration Statement on Form
                         S-1 (File No. 33-97916), as amended [the "Registration
                         Statement"]).
         10.2            Purchase Agreement, dated February 27, 1995 and effective
                         January 31, 1995, between the Company and H. K. Huie, Jr.
                         (incorporated herein by reference to Exhibit 10.2 to the
                         Registration Statement).
         10.3            Contribution Agreement, dated February 27, 1995 and
                         effective January 31, 1995, between the Company and
                         United/Harvey Holdings, L.P. (incorporated herein by
                         reference to Exhibit 10.3 to the Registration Statement).
         10.4            Contribution Agreement, dated February 27, 1995 and
                         effective January 31, 1995, between the Company and H. K.
                         Huie, Jr. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
         10.5            Contribution Agreement, dated February 27, 1995 and
                         effective January 31, 1995, between the Company and J. Peter
                         Kline (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
         10.6            Contribution Agreement, dated February 27, 1995 and
                         effective January 31, 1995, between the Company and Robert
                         L. Miars (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).
         10.7            Contribution Agreement, dated February 27, 1995 and
                         effective January 31, 1995, between the Company and John A.
                         Beckert (incorporated herein by reference to Exhibit 10.7 to the Registration Statement).

             10.8            Contribution Agreement, dated February 27, 1995 and effective January 31, 1995, between the Company and Richard N. Beckert (incorporated herein by reference to Exhibit 10.8 to the Registration Statement).
             10.9            Contribution Agreement, dated February 27, 1995 and effective January 31, 1995, between the Company and Edward J. Rohling (incorporated herein by reference to Exhibit 10.9 to the
                             Registration Statement).
             10.10           Registration Rights Agreement, dated as of February 27, 1995, among the Company,
                             United/Harvey Holdings, L.P. and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).
             10.11           Stockholders' Agreement, dated as of February 27, 1995, among the Company, United/Harvey
                             Holdings, L.P. and the other parties signatory thereto (incorporated herein by reference to Exhibit 10.11 to the Registration Statement).
             10.12           Put/Call Option Agreement, dated as of February 27, 1995, between the Company and H. K.
                             Huie, Jr. (incorporated herein by reference to Exhibit 10.12 to the Registration
                             Statement).
             10.13           Renovation Loan Agreement, dated December 18, 1995, among Bristol Hotel Asset Company, the
                             Lenders thereto and Bankers Trust Company (incorporated herein by reference to Exhibit
                             10.13 to the Form S-4).
             10.14           Management Bonus Plan (incorporated herein by reference to Exhibit 10.16 to the
                             Registration Statement).
             10.15           Amended and Restated 1995 Equity Incentive Plan (incorporated herein by reference to
                             Exhibit 10.15 to the Form S-4).
             10.16           Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit
                             10.16 to the Form S-4).
             10.17           Amended and Restated Put/Call Option Agreement, Amendment to Combination Agreement,
                             Stockholders' Agreement, and Registration Rights Agreement and Termination of Consulting
                             Agreement, dated as of November 16, 1995, among the Company, United/Harvey Holdings, L.P.,
                             J. Peter Kline, John A. Beckert, Richard N. Beckert, Edward J. Rohling, Robert L. Miars,
                             Harvey Hotel Company, Ltd., Harvey HTS, Inc., Endlease, Inc. and Harvey Hotel DFW, Inc.
                             (incorporated herein by reference to Exhibit 10.19 to the Registration Statement).
             11.1            Computation of Earnings per Common Share.
             16.1            Letter of Price Waterhouse LLP dated June 20, 1996 regarding change in certifying accountant. (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated June 17, 1996).
             21.1            List of Subsidiaries of the Company.
             27.1            Financial Data Schedule.