Form 10-Q
period 1997-03-31
BRISTOL HOTEL CO
filed 1997-05-14
CIK 1002115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1997

                             BRISTOL HOTEL COMPANY
                          14285 Midway Road, Suite 300
                              Dallas, Texas 75244
                                  972-391-3910

                          Commission File No. 1-14062

         Incorporated in Delaware                        IRS No. 75-2584227

                                ----------------



          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
       Title of each class                             on which registered
       -------------------                             -------------------
Common Stock , Par Value $.01 per share              New York Stock Exchange

                                ----------------


     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     The number of shares of common stock, par value $.01 per share, outstanding at May 13,1997 was 25,927,148.


================================================================================

                             BRISTOL HOTEL COMPANY

                                     INDEX

                                                                                                   PAGE NO.
PART I.       FINANCIAL INFORMATION.

         Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31, 1997 and
                December 31, 1996                                                                    3

              Condensed Consolidated Statements of Income for the three months ended
                March 31, 1997 and 1996                                                              4

              Condensed Consolidated Statements of Cash Flows for the three months
                ended March 31, 1997 and 1996                                                        5

              Notes to Condensed Consolidated Financial Statements                                   6

         Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                                    9

PART II.      OTHER INFORMATION.

         Item 6. Exhibits and Reports on Form 8-K                                                    11


SIGNATURE                                                                                            12

                             BRISTOL HOTEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            1997           1996
                                                                         -----------   -----------
                                                                         (Unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents .......................................   $     5,979   $     4,666
     Marketable securities ...........................................           122           116
     Accounts receivable, net ........................................        12,273        10,501
     Inventory .......................................................         3,419         3,320
     Deposits and other current assets ...............................         6,042         6,354
                                                                         -----------   -----------
         Total current assets ........................................        27,835        24,957

Property and equipment, net ..........................................       588,556       552,564

Other assets:
     Restricted cash .................................................         3,259         3,069
     Deferred charges and other non-current assets, net ..............        14,932        12,198
                                                                         -----------   -----------

     Total assets ....................................................   $   634,582   $   592,788
                                                                         ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ...............................   $    15,518   $    15,769
     Accounts payable and accrued expenses ...........................        15,426        15,701
     Accrued property, sales and use taxes ...........................         6,370         7,346
     Accrued insurance reserves ......................................         6,394         6,920
                                                                         -----------   -----------
         Total current liabilities ...................................        43,708        45,736

Long-term debt, excluding current portion ............................       256,711       216,925
Deferred income taxes ................................................        76,243        75,619
Other liabilities ....................................................         1,289         2,351
                                                                         -----------   -----------
         Total liabilities ...........................................       377,951       340,631
                                                                         -----------   -----------

Common stock ($.01 par value; 75,000,000 shares authorized, 16,565,840
     shares issued and outstanding) ..................................           166           166
Additional paid-in capital ...........................................       231,245       231,181
Retained earnings ....................................................        25,220        20,810
                                                                         -----------   -----------
         Total stockholders' equity ..................................       256,631       252,157
                                                                         -----------   -----------

         Total liabilities and stockholders' equity ..................   $   634,582   $   592,788
                                                                         ===========   ===========


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                MARCH 31,   MARCH 31,
                                                  1997        1996
                                                ---------   ---------
Revenue:
     Rooms ..................................   $  41,731   $  35,454
     Food and beverage ......................      12,475      10,599
     Other ..................................       4,055       3,624
                                                ---------   ---------
         Total revenue ......................      58,261      49,677
                                                ---------   ---------
Operating costs and expenses:
     Departmental expenses:
         Rooms ..............................       9,905       8,574
         Food and beverage ..................       8,439       7,193
         Other ..............................       1,207       1,146
     Undistributed operating expenses:
         Administrative and general .........       4,699       4,633
         Marketing ..........................       4,208       3,730
         Property occupancy costs ...........       8,326       7,133
         Depreciation and amortization ......       5,164       3,988
         Corporate expense ..................       3,012       2,962
                                                ---------   ---------
Operating income ............................      13,301      10,318

Interest expense ............................       6,278       4,206
                                                ---------   ---------
Income before income taxes ..................       7,023       6,112

Income taxes ................................       2,613       2,249
                                                ---------   ---------

Net income ..................................   $   4,410   $   3,863
                                                =========   =========

Net income per common share .................   $    0.26   $    0.23
                                                =========   =========

Weighted average number of common and
         common equivalent shares outstanding      17,198      17,006
                                                =========   =========


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)

                                                                      MARCH 31,    MARCH 31,
                                                                         1997        1996
                                                                      ---------    ---------
  Cash flows from operating activities:
     Net income ...................................................   $   4,410    $   3,863
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization ............................       5,164        3,988
         Amortization of deferred financing costs .................         528          591
         Compensation expense recognized for employee stock options          64           28
     Changes in working capital ...................................      (3,628)       1,471
     Increase in advance deposits .................................         286        5,046
     Increase in restricted cash ..................................        (190)      (1,959)
     Increase in deferred income taxes ............................         624        1,493
     Decrease in other liabilities ................................      (1,062)         (40)
                                                                      ---------    ---------

         Cash provided by operating activities ....................       6,196       14,481
                                                                      ---------    ---------

Cash flows from investing activities:
     Improvements to property and equipment .......................      (6,156)     (27,043)
     Purchase of property and equipment ...........................     (35,000)        --
                                                                      ---------    ---------

         Cash used in investing activities ........................     (41,156)     (27,043)
                                                                      ---------    ---------

Cash flows from financing activities:
     Repayments of long-term debt .................................      (1,665)      (1,963)
     Proceeds from senior term facility ...........................      41,200       10,829
     Increase in deferred charges and other non-current assets ....      (3,262)      (1,066)
                                                                      ---------    ---------

         Cash provided by financing activities ....................      36,273        7,800
                                                                      ---------    ---------

Net increase (decrease) in cash and cash equivalents ..............       1,313       (4,762)

Cash and cash equivalents at beginning of period ..................       4,666        7,906
                                                                      ---------    ---------

Cash and cash equivalents at end of period ........................   $   5,979    $   3,144
                                                                      =========    =========



     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     Bristol Hotel Company (the "Company") began operations in February 1995 to act as a holding company in connection with the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies") and United Inns, Inc. ("United Inns"). At March 31, 1997, the Company owned and/or operated 39 hotels located primarily in the southern United States. On April 28, 1997, the Company acquired the ownership of 45 additional hotels and the management of an additional 15 hotels, three of which are owned by joint ventures in which the Company holds a 50% interest (see Note 4).

     The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1997, the condensed consolidated statements of income for the three months ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flow for the three months ended March 31, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   PROPERTY AND EQUIPMENT

     On January 31, 1997, the Company acquired The Allerton Hotel, a 382 room hotel located on North Michigan Avenue in Chicago, Illinois for $35 million, which was financed with borrowings from the Company's senior term facility. The Company anticipates spending approximately $27 million in a comprehensive redevelopment of The Allerton Hotel, which, when completed, will operate as a Crowne Plaza hotel with over 400 rooms.

3.   EARNINGS PER SHARE

     The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

4.   SUBSEQUENT EVENTS

     On April 28, 1997, the Company completed the acquisition of the ownership and/or management of 60 full-service Holiday Inn hotels in the United States and Canada (the "Holiday Inn Acquisition"). With the Holiday Inn Acquisition, the Company has become the largest Holiday Inn franchisee in the world and one of the largest owner/operators of full-service hotels in the United States. The Company's portfolio consists of 83 owned hotels containing approximately 24,000 rooms, 12 management contracts and three Company- managed hotels owned by joint ventures in which the Company holds a 50% interest. In total, the Company owns and/or manages over 28,000 rooms in North America. The Company, which has historically operated

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   SUBSEQUENT EVENTS (CONTINUED)

in the southern United States, now operates properties in 22 states, the District of Columbia and Canada, including multiple properties in Los Angeles, Memphis, Nashville, New Orleans, Orlando, San Antonio and San Francisco as well as six properties in Canada.

     As consideration for the Holiday Inn Acquisition, the Company issued 9,361,308 shares of Common Stock and paid $398 million in cash. The Company obtained the financing for the Holiday Inn Acquisition under a new senior credit facility that provides for up to $560 million aggregate amount of term loan borrowings (the "New Credit Facility"). The New Credit Facility has been utilized as follows (dollars in thousands):

     Refinancing of existing debt .....................................       $      108,176
     Acquisition costs (excluding costs funded previously).............               22,800
     Final payment on existing Bristol mortgage indebtedness...........               25,809
     Final payment of Holiday Inns debt................................              299,622
     Purchase of hotels ...............................................               98,000
     Working capital...................................................                5,593
                                                                              --------------
     Total New Credit Facility.........................................       $      560,000
                                                                              ==============

The New Credit Facility will mature in three years, subject to the Company's option to extend the maturity for up to two additional years. Outstanding principal amounts under the New Credit Facility bear interest at a rate equal to, at the Company's election, one-, two-, three-, or six-month LIBOR plus 2.00%, subject to adjustment downward to 1.50% if certain ratings and financial tests are satisfied. The Company has entered into interest rate cap transaction agreements whereby the LIBOR rate is capped at 6% for $300 million of its floating rate debt. The agreements are effective June 30, 1997 and terminate April 30, 1998. The Company's obligations under the New Credit Facility are secured principally by a pledge of the outstanding capital stock of the Company's subsidiaries and mortgages on certain hotels.

         The following pro forma financial data give effect to the Holiday Inn Acquisition and the refinancing of the indebtedness pursuant to borrowings under the New Credit Facility (collectively, the "Pro Forma Transactions") as if these transactions had occurred on January 1 of each period presented. The Holiday Inn Acquisition will be accounted for under the purchase method of accounting. The following unaudited pro forma financial data are not necessarily indicative of the results that actually would have occurred had the Pro Forma Transactions been consummated on the dates indicated or that may occur in the future.

                                                    FOR THE QUARTER ENDED MARCH 31,
                                                        1997          1996
                                                     -----------   -----------
                                                       (Dollars in thousands)
Revenues                                             $   148,684   $   133,751
Income before income taxes                                12,533         8,729
Net income                                                 7,697         5,435

Net income per share                                         .29           .21
                                                     ===========   ===========

Weighted average shares outstanding                       26,559        26,367
                                                     ===========   ===========

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   SUBSEQUENT EVENTS (CONTINUED)

     On May 12, 1997, the Company entered into a Terms Agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated pursuant to which the Company intends to issue up to 3,162,500 shares of the Company's Common Stock in connection with an underwritten public offering of such shares (the "Offering"). The Offering is being made pursuant to a $500 million shelf registration statement that became effective on April 22, 1997, after being previously filed with the Securities and Exchange Commission on March 6, 1997. The Company anticipates using the net proceeds from the Offering for general corporate purposes including the funding of hotel redevelopment costs and acquisitions. Pending such uses, the Company intends to use the net proceeds to repay borrowings under the New Credit Facility.

                             BRISTOL HOTEL COMPANY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues increased $8.6 million, or 17.3%, to $58.3 million for 1997, reflecting increases in all revenue categories, as discussed below.

         Room revenues were $41.7 million for the three months ended March 31, 1997, an increase of $6.3 million, or 17.7%, from the comparable period in 1996, primarily due to the repositioning and reopening of several hotels during the second half of 1996. Room revenue also increased due to the acquisition of the Holiday Inn - Plano in May, 1996 and The Allerton Hotel in Chicago on January 31, 1997. Average daily room rates and occupancy increased from $68.26 and 61.9% in the first quarter of 1996 to $68.82 and 70.6% in the same period of 1997.

         Food and beverage revenues increased by $1.9 million to $12.5 million for the three months ended March 31, 1997, from $10.6 million for the three months ended March 31, 1996, due primarily to increased hotel occupancy which improved due to the reasons noted above.

          Other revenues increased 11.9% or by $0.4 million, to $4.1 million for the three months ended March 31, 1997. The increase in other revenue attributable to increased occupancy was partially offset by the loss of the management contract revenue for the Harvey Hotel - Downtown Dallas, which the Company managed through December 20, 1996, at which time the hotel was sold by its owner.

         Gross operating income increased 24.4% from $17.3 million in the first quarter of 1996 to $21.5 million in the same period of 1997. The increase is primarily attributable to the increase in revenues and the emphasis on controlling departmental, administrative and general, and marketing expenses, offset by increased property occupancy costs. Gross operating margin (consisting of total revenues less departmental expenses, administrative and general expenses, marketing expenses and property occupancy costs as a percentage of total revenues) for the three months ended March 31, 1997 was 36.8% compared to 34.8% for the three months ended March 31, 1996.

         Property occupancy costs rose $1.2 million to $8.3 million for the first quarter of 1997, primarily due to the increase in property tax valuations for the repositioned hotels, and the operating costs for the hotels which were closed during the first quarter of 1996 for redevelopment and reopened by the first quarter of 1997.

         Depreciation increased $1.2 million for the three months ended March 31, 1997, compared to the three months ended March 31, 1996, as a result of significant capital improvements at several hotels and the addition of the Holiday Inn - Plano and The Allerton Hotel.

         Interest expense increased by $2.1 million to $6.3 million in the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This increase was due primarily to increased borrowings during 1996 for renovation costs and borrowings during 1997 of $35 million for the purchase of The Allerton Hotel and $6.2 million for costs related to the Holiday Inn Acquisition.

         As a result of the factors described above, net income increased to $4.4 million for the three months ended March 31, 1997, from $3.9 million for the three months ended March 31, 1996, an increase of 14.2%.

                             BRISTOL HOTEL COMPANY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         The Company has two principal sources of capital to fund its operational and capital needs: cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization), and the New Credit Facility. EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations and financing available to the Company will be sufficient to cover the Company's foreseeable working capital, capital expenditure and debt service requirements. EBITDA totaled $18.5 million for the three months ended March 31, 1997, compared to $14.3 million for the three months ended March 31, 1996, an increase of 29.4%.

         Cash provided from operating activities was $6.2 million for the three months ended March 31, 1997, as compared to $14.5 million for the same period in 1996. The $8.3 million decrease from 1996 to 1997 relates primarily to advance deposits and changes in working capital. In the first quarter of 1996, the Company collected over $5 million in advance deposits from reservations for Olympics-related business scheduled for the second and third quarters of 1996. Increases in accounts receivable primarily related to higher revenues generated in the first quarter as compared to the last quarter of 1996 and a higher percentage of group business in the first quarter of 1997 contributed to the increase in negative working capital.

         In connection with the Holiday Inn Acquisition, which was financed with the New Credit Facility (discussed in Note 4), the Company announced that it expects to spend at least $200 million to redevelop a substantial number of the acquired assets. In addition, the Company has adopted a growth-oriented strategy that contemplates additional acquisitions. The Company presently expects to fund redevelopment costs and future acquisitions principally with cash generated by operations and borrowings under the New Credit Facility.

         Pursuant to the shelf registration statement filed by the Company (discussed in Note 4), the Company expects to close on an offering of 2.75 million shares of Common Stock in May, 1997. Additionally, the Company has granted to the underwriters of the Offering a 30-day option to purchase up to 412,500 additional shares of Common Stock.

                                    PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               No. 27      Financial Data Schedule

         (b)   Reports on Form 8-K

               Current Report on Form 8-K dated March 14, 1997.
               Current Report on Form 8-K/A dated March 14, 1997.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BRISTOL HOTEL COMPANY


Date: May 14, 1997                          By   /s/ Jeffrey P. Mayer
                                               -----------------------
                                               Jeffrey P. Mayer
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
