Form 10-Q
period 1997-06-30
BRISTOL HOTEL CO
filed 1997-08-14
CIK 1002115

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended June 30, 1997

                             BRISTOL HOTEL COMPANY
                               14295 Midway Road
                              Dallas, Texas 75244
                                  972-391-3910

                          Commission File No. 1-14062

                  Incorporated in Delaware IRS No. 75-2584227

                                ----------------



          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                             on which registered
         -------------------                            ---------------------
Common Stock, Par Value $.01 per share                 New York Stock Exchange

                                ----------------


     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     The number of shares of common stock, par value $.01 per share, outstanding at August 11, 1997 was 43,635,372.




===============================================================================

                             BRISTOL HOTEL COMPANY

                                     INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION.

         Item 1.  Financial Statements:

              Condensed Consolidated Balance Sheets as of June 30, 1997 and
                December 31, 1996                                                                    3

              Condensed Consolidated Statements of Income for the three months ended
                June 30, 1997 and 1996                                                               4

              Condensed Consolidated Statements of Income for the six months ended
                June 30, 1997 and 1996                                                               5

              Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 1997 and 1996                                                         6

              Notes to Condensed Consolidated Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                                    10


PART II.      OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K                                                   16



SIGNATURE                                                                                            17

                             BRISTOL HOTEL COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in Thousands)




                                                                    June 30,     December 31,
                                                                      1997          1996
                                                                   ----------     --------
                                                                   (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                      $   34,187     $  4,666
    Marketable securities                                                 126          116
    Accounts receivable, net                                           31,746       10,501
    Inventory                                                           6,020        3,320
    Deposits and other current assets                                  13,896        6,354
                                                                   ----------     --------
               Total current assets                                    85,975       24,957

Property and equipment, net                                         1,353,693      552,564

Other assets
    Restricted cash                                                    11,970        3,069
    Goodwill, net                                                      52,782           --
    Investments in joint ventures, net                                 12,347           --
    Deferred charges and other non-current assets, net                 22,973       12,198
                                                                   ----------     --------

               Total assets                                        $1,539,740     $592,788
                                                                   ==========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                              $    8,047     $ 15,769
    Accounts payable and accrued expenses                              50,189       15,701
    Accrued property, sales and use taxes                              14,518        7,346
    Accrued insurance reserves                                          7,647        6,920
                                                                   ----------     --------
               Total current liabilities                               80,401       45,736

Long-term debt, excluding current portion                             584,411      216,925
Deferred income taxes                                                 232,593       75,619
Other liabilities                                                       1,864        2,351
                                                                   ----------     --------
               Total liabilities                                      899,269      340,631
                                                                   ----------     --------

Common stock ($.01 par value; 150,000,000 shares
   authorized, 45,734,472 shares issued,
   43,635,372 shares outstanding)                                         436          166
Additional paid-in capital                                            606,676      231,181
Retained earnings                                                      33,359       20,810
                                                                   ----------     --------
               Total stockholders' equity                             640,471      252,157
                                                                   ----------     --------

               Total liabilities and stockholders' equity          $1,539,740     $592,788
                                                                   ==========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
              (Unaudited, in thousands except per share amounts)





                                                                    June 30,      June 30,
                                                                      1997          1996
                                                                   ---------      -------
REVENUE
    Rooms                                                          $  99,370      $35,814
    Food and beverage                                                 23,875       10,799
    Management fees                                                    1,213          950
    Other                                                              7,157        3,674
                                                                   ---------      -------
               Total revenue                                         131,615       51,237
                                                                   ---------      -------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms                                                         26,784        9,234
        Food and beverage                                             17,355        7,988
        Other                                                          2,327        1,143
    Undistributed operating expenses:
        Administrative and general                                    10,668        4,167
        Marketing                                                      8,160        3,786
        Property occupancy costs                                      20,185        6,664
        Depreciation and amortization                                 10,373        4,421
        Corporate expense                                              8,854        2,552
                                                                   ---------      -------
Operating income                                                      26,909       11,282

Other (income) expense:
    Interest expense                                                  11,646        4,360
    Equity in income of joint ventures                                  (511)          --
                                                                   ---------      -------

Income before income taxes and extraordinary item                     15,774        6,922

Provision for income taxes                                             6,152        2,547
                                                                   ---------      -------

Income before extraordinary item                                       9,622        4,375

Extraordinary loss on early extinguishment of debt, net of tax        (1,338)          --
                                                                   ---------      -------

NET INCOME                                                         $   8,284      $ 4,375
                                                                   =========      =======

Earnings per common and common equivalent share:
    Income before extraordinary item                               $    0.25      $  0.17
    Extraordinary item, net of income taxes                            (0.03)          --
                                                                   ---------      -------
    Net income                                                     $    0.22      $  0.17
                                                                   =========      =======

Weighted average number of common and common
   equivalent shares outstanding                                      37,998       25,545
                                                                   =========      =======


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               (Unaudited, in thousands except per share amounts)




                                                                    June 30,      June 30,
                                                                      1997          1996
                                                                   ---------      --------
REVENUE
    Rooms                                                          $ 141,102      $ 71,268
    Food and beverage                                                 36,349        21,398
    Management fees                                                    1,298           950
    Other                                                             11,128         7,298
                                                                   ---------      --------
               Total revenue                                         189,877       100,914
                                                                   ---------      --------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms                                                         36,689        17,808
        Food and beverage                                             25,794        15,181
        Other                                                          3,535         2,288
    Undistributed operating expenses:
        Administrative and general                                    15,366         8,800
        Marketing                                                     12,369         7,516
        Property occupancy costs                                      28,512        13,797
        Depreciation and amortization                                 15,537         8,409
        Corporate expense                                             11,866         5,514
                                                                   ---------      --------
Operating income                                                      40,209        21,601

Other (income) expense:
    Interest expense                                                  17,924         8,566
    Equity in income of joint ventures                                  (511)           --
                                                                   ---------      --------

Income before income taxes and extraordinary item                     22,796        13,035

Provision for income taxes                                             8,764         4,797
                                                                   ---------      --------

Income before extraordinary item                                      14,032         8,238

Extraordinary loss on early extinguishment of debt, net of tax        (1,338)           --
                                                                   ---------      --------

NET INCOME                                                         $  12,694      $  8,238
                                                                   =========      ========

Earnings per common and common equivalent share:
    Income before extraordinary item                               $    0.44      $   0.32
    Extraordinary item, net of income taxes                            (0.04)           --
                                                                   ---------      --------
    Net income                                                     $    0.40      $   0.32
                                                                   =========      ========

Weighted average number of common and
   common equivalent shares outstanding                               31,931        25,526
                                                                   =========      ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                           (Unaudited, in thousands)


                                                                    June 30,      June 30,
                                                                      1997          1996
                                                                   ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $  12,694      $  8,238
    Adjustment to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                              15,537         8,409
           Amortization of deferred financing costs and other
              non-current assets                                       1,373           825
           Compensation expense recognized for employee
              stock options                                              151            57
           Unrealized gain on marketable securities                       --          (447)
           Non-cash portion of extraordinary item, net of tax          1,046            --
           Equity in earnings of joint ventures                         (511)           --
    Changes in working capital                                         6,064        10,479
    Increase in advance deposits                                         454         6,391
    Increase in restricted cash                                       (8,901)       (1,253)
    Deferred income tax provision                                     (5,355)        2,481
    Decrease in other liabilities                                       (487)         (277)
                                                                   ---------      --------
               Cash provided by operating activities                  22,065        34,903
                                                                   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment                           (15,290)      (63,754)
    Holiday Inn Acquisition and related costs                       (400,159)           --
    Purchase of property and equipment                               (35,000)       (6,300)
                                                                   ---------      --------
               Cash used in investing activities                    (450,449)      (70,054)
                                                                   ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                       (2,106)       (3,562)
    Proceeds from common stock offering, net of costs                107,852            --
    Early extinguishment of long-term debt                          (133,540)           --
    Proceeds from New Credit Facility                                560,000            --
    Repayment of New Credit Facility from proceeds of Offering      (108,000)           --
    Proceeds of issuance of other long-term debt                       2,210            --
    Proceeds from senior term facility                                41,200        37,721
    Increase in deferred charges and other non-current assets         (9,711)         (427)
                                                                   ---------      --------
               Cash provided by financing activities                 457,905        33,732
                                                                   ---------      --------

Net increase (decrease) in cash and cash equivalents                  29,521        (1,419)

Cash and cash equivalents at beginning of period                       4,666         7,906
                                                                   ---------      --------

Cash and cash equivalents at end of period                         $  34,187      $  6,487
                                                                   =========      ========

Supplemental cash flow information:
    Non-cash investing activities
        Common Stock issued in Holiday Inn Acquisition             $ 267,967      $     --
                                                                   =========      ========



     See accompanying Notes to Condensed Consolidated Financial Statements

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.     BASIS OF PRESENTATION

       At June 30, 1997, Bristol Hotel Company (the "Company") had a portfolio of 98 properties, of which 83 were owned by the Company and 15 were managed. Of the managed properties, three properties were owned by joint ventures in which the Company owns a 50% interest.

       As discussed in Note 2, the Company acquired the ownership of 45 full-service Holiday Inn hotels and the management of an additional 15 Holiday Inn hotels in a business combination accounted for as a purchase on April 28, 1997 (the "Holiday Inn Acquisition"). Accordingly, the condensed consolidated statements of income for the three and six months ended June 30, 1996 do not include any of the operating results of the properties acquired in the Holiday Inn Acquisition.

       The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited balance sheet at that date. The condensed consolidated balance sheet at June 30, 1997, the condensed consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flow for the six months ended June 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2.     HOLIDAY INN ACQUISITION

       On April 28, 1997, the Company acquired the ownership of 45 full-service Holiday Inns and the management of an additional 15 Holiday Inn properties, of which three are owned by joint ventures in which the Company acquired a 50% interest (the owned hotels, management contracts and joint venture interests, collectively referred to as the "Holiday Inn Assets"). As consideration for the Holiday Inn Acquisition, the Company paid $398 million in cash and issued 9,381,308 shares of its common stock. The acquisition has been accounted for as a purchase and the results of operations of the Holiday Inn Assets have been included in the consolidated financial statements since April 28, 1997. The purchase price, including liabilities assumed in the acquisition (principally deferred tax liabilities), was allocated to the assets acquired, based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill to be amortized over a 40-year life.

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.      NEW CREDIT FACILITY

        The Company obtained the financing for the Holiday Inn Acquisition under a new senior term facility which provides for up to $560 million aggregate amount of term loan borrowings (the "New Credit Facility"). The New Credit Facility was utilized to repay existing debt of approximately $134 million, to fund the cash portion of the Holiday Inn Acquisition and to pay closing costs.

       The New Credit Facility will mature in three years, subject to the Company's option to extend the maturity for up to two additional years. Outstanding principal amounts under the New Credit Facility bear interest at a rate equal to, at the Company's election, one-, two-, three-, or six-month LIBOR plus 2.00%, subject to adjustment downward to 1.50% if certain ratings and financial tests are satisfied. The Company has purchased an interest rate cap whereby the LIBOR rate is capped at a rate of 6% in the notional amount of $300 million. The agreements were effective June 30, 1997 and terminate April 30, 1998. The Company's obligations under the New Credit Facility are secured principally by a pledge of the outstanding capital stock of the Company's subsidiaries and mortgages on certain hotels.

       The Company repaid $108 million of borrowings from the New Credit Facility in May 1997 with proceeds from the Offering (as defined in Note
       5).

4.     EXTRAORDINARY ITEM

       The Company recognized an extraordinary loss of $1.3 million (net of tax effect of $.9 million) in the current quarter, related to the early extinguishment of debt repaid with proceeds from the New Credit Facility. The loss on extinguishment reflects the write-off of deferred financing fees of approximately $1.7 million and prepayment penalties and other costs of $.5 million.

5.     EQUITY OFFERING

       On May 16, 1997, the Company completed the issuance of 2,750,000 shares of its common stock at a price of $36 per share (the "Offering"). The Company issued an additional 412,500 shares on May 28, 1997 pursuant to an over-allotment agreement with the underwriters of the Offering. Proceeds from the issuances of approximately $108 million (net of costs of $6.3 million) were used to repay borrowings under the New Credit Facility.

6.     STOCK SPLIT

       On June 23, 1997, the Company's Board of Directors declared a three-for-two stock split, effective in the form of a stock dividend for shareholders of record June 30, 1997, which was distributed July 15, 1997 (the "Stock Split"). All per share data and the average common and common equivalent shares outstanding have been adjusted to reflect the Stock Split for all periods presented. The number of common shares issued and outstanding as of June 30, 1997 has been adjusted to reflect this Stock Split.

7.     EARNINGS PER SHARE

       The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented.

                             BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



8.     PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       The following pro forma condensed consolidated statements of income give effect to the Holiday Inn Acquisition, the refinancing of the indebtedness pursuant to borrowings under the New Credit Facility, the Offering and the Stock Split (collectively, the "Pro Forma Transactions") as if these transactions had occurred on January 1 of each period presented. The Holiday Inn Acquisition has been accounted for under the purchase method of accounting. The following unaudited pro forma financial data are not necessarily indicative of the results that actually would have occurred had the Pro Forma Transactions been consummated on the dates indicated or that may occur in the future. Amounts are presented in thousands, except per share amounts and the accompanying notes are an integral part of these statements.

                                                     Pro Forma                     Pro Forma
                                                    Three Months                   Six Months
                                                   Ended June 30,                Ended June 30,
                                                 1997          1996           1997           1996
                                                 ----          ----           ----           ----
Total revenue                                $ 162,722      $ 144,823      $ 311,406      $ 278,573
Departmental expenses                           57,150         53,876        112,349        104,234
Undistributed operating expenses                70,009         60,411        136,115        121,615
                                             ---------      ---------      ---------      ---------

Operating Income                                35,563         30,536         62,942         52,724

Other (income) expense:
   Interest expense                             13,194         11,387         26,012         22,579
   Equity in income of joint ventures             (696)          (293)        (1,035)          (435)
                                             ---------      ---------      ---------      ---------
Income before income taxes                      23,065         19,442         37,965         30,580
Provision for income taxes                       9,057          7,558         14,806         11,762
                                             ---------      ---------      ---------      ---------

Net income                                   $  14,008      $  11,884      $  23,159      $  18,818
                                             =========      =========      =========      =========

Earnings per common and common
    equivalent share:                        $    0.31      $    0.27      $    0.52      $    0.42
                                             =========      =========      =========      =========

Weighted average number of common and
    common equivalent shares outstanding        44,591         44,338         44,587         44,311
                                             =========      =========      =========      =========


NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       1. The Holiday Inn - Stamford (a Holiday Inn Asset) was acquired by Holiday Corporation (the previous owner) in July 1996. The pro forma results of operations include the operation of the Stamford property as if it was acquired as of January 1, 1996.

       2. Bristol acquired the Holiday Inn - Plano in May 1996 and the Allerton Hotel in Chicago (the "Allerton") in January 1997. There were no adjustments made to the pro forma condensed consolidated statements of income for these properties. Results of operations for these properties are included from the respective acquisition dates.

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

As discussed in Note 2 to the Company's Notes to Condensed Consolidated Financial Statements, the Company completed the Holiday Inn Acquisition on April 28, 1997. Historical results for the three and six months ended June 30,1997 include the 36 original hotels owned by the Company as of January 1, 1996 (the "Original Bristol Portfolio"), Holiday Inn - Plano, the Allerton (as of January 31, 1997), two months of operations for the 45 hotels acquired in the Holiday Inn Acquisition (the "Acquired Hotels") as well as two months of management of the 15 hotels under management contracts. Historical results for the three and six months ended June 30, 1996 include the Original Bristol Portfolio and Holiday Inn - Plano (as of May 31, 1996). Pro forma income statements for the applicable periods are presented in Note 8 to the Company's Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared with
   Three Months Ended June 30, 1996

Actual Results

Total revenue increased 156.9% to $131.6 million for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of the inclusion of the Holiday Inn Acquisition and the addition of the Allerton and the Holiday Inn - Plano as well as improved operating performance for the Original Bristol Portfolio. Revenue per available room (rooms revenue divided by average available rooms) ("REVPAR") for the Original Bristol Portfolio was $50.29 for the three months ended June 30, 1997, compared to $42.29 for the same period in 1996. The improvement in REVPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and average daily rate ("ADR") for the Original Bristol Portfolio increased to 74.4% and $67.60, respectively, for the three months ended June 30, 1997 compared to 64.1% and $65.97, respectively, for the same period in 1996.

Rooms revenue increased for the reasons noted above as well as a change in the mix of business. Rooms revenue as a percent of total revenue was 75.5% for the three months ended June 30, 1997 as compared to 69.9% for the three months ended June 30, 1996 resulting from the Acquired Hotels having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 177% increase in rooms revenue for the three months ended June 30, 1997 compared to the same period in 1996 versus a 121% increase in food and beverage revenue.

Food and beverage revenue increased due to the increase in the number of hotels but also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the three months ended June 30, 1997 was $12.5 million representing a 16.9% increase over the same period in 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Actual Results (continued)

The increase in management fees reflects the addition of the fifteen management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements previously held by the Company during 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property occupancy costs divided by total revenue) was 35.1% for the three months ended June 30, 1997 compared to 35.6% for the three months ended June 30, 1996. The .5 percentage point decrease in gross operating margin is primarily attributable to higher property occupancy costs related to property taxes and land rentals. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a higher proportion of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $6.0 million for the three months ended June 30, 1997 compared to 1996 as a result of the Holiday Inn Acquisition and the addition of the Allerton and the Holiday Inn - Plano. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

Corporate expense for the three months ended June 30, 1997 was $8.9 million compared to $2.6 million for the same period in 1996. Approximately $3.1 million of the increase relates to costs incurred for the closing and integration of the Holiday Inn Acquisition including professional fees for compensation and benefit consulting, travel expenses, accounting fees and other one-time costs. The remaining increase relates primarily to the increase in the number of corporate employees prior to and in anticipation of the acquisition and related takeover from the previous owner.

Interest expense for the three months ended June 30, 1997 increased $7.3 million to $11.6 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition.

Equity in income of joint ventures of $.5 million for the three months ended June 30, 1997 represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 89.3% to $8.3 million for the three months ended June 30, 1997 compared to the three months ended 1996 and earnings per share increased 29.4% to $.22 for the three months ended June 30, 1997 compared to $.17 for the same period in 1996. Recurring earnings for the three months ended June 30, 1997 of $11.5 million, which exclude the extraordinary item of $1.3 million and the one-time costs ($1.9 million, net of tax), represents an 180% increase over recurring earnings for the three months ended 1996 of $4.1 million, which excludes a one-time gain related to the sale of marketable securities ($.3 million, net of tax). Recurring earnings per share of $.30 for the three months ended June 30, 1997 represents an 88% improvement over the same period in 1996.

Proforma Results

Revenues increased $17.9 million, or 12.4%, to $162.7 million for 1997, reflecting increases in rooms revenue and food and beverage revenue. Revenue increases reflect the addition of the Allerton and the Holiday Inn - Plano as well as improvements in REVPAR. The Original Bristol Portfolio achieved a REVPAR of $50.29 for the three months ended June 30, 1997, representing an 18.9% improvement over the same period in 1996. The increase in REVPAR resulting from increases in occupancy and ADR of 10.3 percentage points ("pp") and 2.5%, respectively, is primarily attributable to the successful repositioning and/or redevelopment of several of the hotels in the Original Bristol Portfolio. The Acquired Hotels experienced a REVPAR of $61.92 for the pro forma three months ended June 30, 1997, up from $56.95 for the comparable period in 1996. This 8.7%

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Proforma Results (continued)

increase in REVPAR (resulting from increases in occupancy and ADR of .4pp and 8.2%, respectively) is primarily attributable to favorable market conditions in the mid-scale food and beverage sector as well as the strength of the Holiday Inn brand name and reservation system.

Operating income margin for the pro forma three months ended June 30, 1997 was 21.9% compared to 21.1% for the pro forma three months ended June 30, 1996. The
 .8% point increase is due primarily to improved departmental profit margins offset by increases in property occupancy costs and depreciation. Increases in property occupancy costs relate primarily to increases in land rent expense (primarily calculated as a percentage of revenues) as well as increased property taxes. Property taxes and depreciation have increased due to the addition of the Allerton and the Holiday Inn - Plano as well as the significant capital improvements at several of the hotels in the Original Bristol Portfolio.

Interest expense increased by $1.8 million to $13.2 million for the pro forma three months ended June 30, 1997, compared to the pro forma three months ended June 30, 1996. This increase was due primarily to borrowings increasing ratably during 1996 to fund acquisitions and redevelopment costs.

Equity in income from joint ventures increased $.4 million for the pro forma three months ended June 30, 1997, compared to the pro forma three months ended June 30, 1996. The increase is due to improvements in the operating results for the three hotels operated as joint ventures.

As a result of the factors described above, net income increased to $14.0 million for the pro forma three months ended June 30, 1997, from $11.9 million for the pro forma three months ended June 30, 1996, an increase of 17.9% and earnings per share increased 14.8% to $.31 for the pro forma three months ended June 30, 1997 compared to $.27 for the same period in 1996.

Six Months Ended June 30, 1997 Compared With
    Six Months Ended June 30, 1996

Actual Results

Total revenue increased 88% to $189.9 million for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of the inclusion of the Holiday Inn Acquisition from April 28, 1997 and the addition of the Allerton and the Holiday Inn - Plano as well as improved operating performance of the Original Bristol Portfolio. REVPAR for the Original Bristol Portfolio was $49.44 for the six months ended June 30, 1997, compared to $42.27 for the same period in 1996. The improvement in REVPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and ADR for the Original Bristol Portfolio increased to 72.5% and $68.19, respectively, for the six months ended June 30, 1997 compared to 63.0% and $67.09, respectively, for the same period in 1996.

Rooms revenue increased for the reasons noted above as well as a change in the mix of business. Rooms revenue as a percent of total revenue was 74.3% for the six months ended June 30, 1997 as compared to 70.6% for the six months ended June 30, 1996 resulting from the Acquired Hotels having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 98% increase in rooms revenue for the six months ended June 30, 1997 compared to the same period in 1996 as compared to a 70% increase in food and beverage revenue.

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Actual Results (continued)

Food and beverage revenue increased due to the increase in the number of hotels but also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the six months ended June 30, 1997 was $24.8 million representing a 16.4% increase over the same period in 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees reflects the addition of the fifteen management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements held by the Company during 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property occupancy costs divided by total revenue) was 35.6% for the six months ended June 30, 1997 compared to 35.2% for the six months ended June 30, 1996. The .4% point increase in gross operating margin is primarily attributable to an improvement in departmental operating margins offset by higher property occupancy costs related to property taxes and land rentals. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a proportionately higher number of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $7.1 million for the six months ended June 30, 1997 compared to 1996 as a result of the Holiday Inn Acquisition and the addition of the Allerton and the Holiday Inn - Plano. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

Corporate expenses for the six months ended June 30, 1997 was $11.9 million compared to $5.5 million for the same period in 1996. Approximately $3.1 million of the increase relates to one-time costs incurred for the closing and integration of the Holiday Inn Acquisition. The remaining increase relates primarily to the increase in the number of corporate employees prior to and in anticipation of the acquisition and related takeover from the previous owner.

Interest expense for the six months ended June 30, 1997 increased $9.4 million to $17.9 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition as well as an increase in borrowings ratably in 1996 to fund acquisitions and certain redevelopment costs.

Equity in income of joint ventures of $.5 million for the six months ended June 30, 1997 represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 54.1% to $12.7 million for the six months ended June 30, 1997 compared to the six months ended 1996 and earnings per share increased 25% to $.40 for the six months ended June 30, 1997 compared to $.32 for the same period in 1996. Recurring earnings for the six months ended June 30, 1997 of $15.9 million, which exclude the extraordinary item of $1.3 million and the one-time costs ($1.9 million, net of tax), represents a 99% increase over recurring earnings for the six months ended 1996 of $8.0 million, which excludes a one-time gain related to the sale of marketable securities ($.3 million, net of tax). Recurring earnings per share of $.50 for the six months ended June 30, 1997 represents a 61% improvement over the same period in 1996.

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Pro Forma Results

Revenues increased $32.8 million, or 11.8%, to $311.4 million for the pro forma six months ended June 30, 1997 compared to the same period in 1996, reflecting increases in rooms revenue and food and beverage revenue. Revenue increases reflect the addition of the Allerton and the Holiday Inn - Plano as well as improvements in REVPAR. REVPAR for the Original Bristol Portfolio was $49.44 for the six months ended June 30, 1997 compared to $42.27 for the six months ended June 30, 1996, representing a 17% increase. This REVPAR increase was a result of improvements in both occupancy and ADR which were primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. The Acquired Hotels achieved a 9.1% improvement in REVPAR for the six months ended June 30, 1997 compared to 1996 primarily as a result of favorable market conditions and the strength of the Holiday Inn brand and reservation system. REVPAR, occupancy and ADR for the Acquired Hotels for the six months ended June 30, 1997 was $58.45, 75.3% and $77.62, respectively, compared to $53.56, 74.3% and $72.09, respectively, for the comparable period in 1996.

Operating income margin for the pro forma six months ended June 30, 1997 was 20.2% compared to 18.9% for the pro forma six months ended June 30, 1996. The 1.3% point increase is due primarily to improved departmental profit margins offset by increases in property occupancy costs and depreciation. Increases in property occupancy costs relate primarily to increases in land rent expense (primarily calculated as a percentage of revenues) as well as increased property taxes. Property taxes and depreciation have increased due to the addition of the Allerton and the Holiday Inn - Plano as well as the significant capital improvements at several hotels in the Original Bristol Portfolio.

Interest expense increased by $3.4 million to $26.0 million in the pro forma six months ended June 30, 1997, compared to the pro forma six months ended June 30, 1996. This increase was due primarily to borrowings increasing ratably during 1996 to fund acquisitions and certain redevelopment costs.

Equity in income of joint ventures increased $.6 million for the pro forma six months ended June 30, 1997, compared to the pro forma six months ended June 30, 1996. The increase is due to improvements in the operating results for the three hotels operated as joint ventures.

As a result of the factors described above, income increased to $23.2 million for the pro forma six months ended June 30, 1997, from $18.8 million for the pro forma six months ended June 30, 1996, an increase of 23.1% and earnings per share increased 23.8% to $.52 for the pro forma six months ended June 30, 1997 compared to the same period in 1996.

                             BRISTOL HOTEL COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Company has two principal sources of capital to fund its operational and capital needs: (1) cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization), and (2) the New Credit Facility. EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations and financing available to the Company will be sufficient to cover the Company's foreseeable working capital, capital expenditure and debt service requirements. EBITDA totaled $56.3 million for the six months ended June 30, 1997, compared to $30.0 million for the six months ended June 30, 1996, an increase of 87.7%.

Cash provided by operating activities was $22.1 million for the six months ended June 30, 1997, as compared to $34.9 million for the same period in 1996. The $12.8 million decrease from 1996 to 1997 relates primarily to advance deposits, changes in working capital and an increase in restricted cash. In the first half of 1996, the Company collected over $6 million in advance deposits from reservations for Olympics-related business scheduled for the second half of 1996. Changes in working capital are primarily related to the increase in accounts receivable as a result of the addition of the Acquired Hotels and the increase in restricted cash relates primarily to reserves for capital expenditures deposited in accordance with the terms of the New Credit Facility.

In connection with the Holiday Inn Acquisition, which was financed with the New Credit Facility (discussed in Notes 2 and 3), the Company announced that it expects to spend at least $200 million to redevelop a substantial number of the Acquired Hotels. In addition, the Company has adopted a growth-oriented strategy that contemplates additional acquisitions. The Company presently expects to fund redevelopment costs and future acquisitions principally with cash generated by operations and borrowings under the New Credit Facility.

As more fully discussed in Note 5 to the Company's Notes to Condensed Consolidated Financial Statements, the Company completed an equity offering in May 1997. Net proceeds of approximately $108 million were used to repay borrowings under the New Credit Facility. The outstanding balance under the New Credit Facility as of June 30, 1997 was $452 million.

                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               No. 27      Financial Data Schedule

        (b)    Reports on Form 8-K

               Current Report on Form 8-K filed May 14, 1997 containing the
                   March 31, 1997 financial statements of Bristol Hotel Asset Company.
               Current Report on Form 8-K filed May 14, 1997 disclosing the underwriting agreement with Merrill Lynch, et. al. for the Offering.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BRISTOL HOTEL COMPANY




Date:      August 14, 1997             By   /s/ Jeffrey P. Mayer
                                           ------------------------------------
                                           Jeffrey P. Mayer
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT
-------                        -------
  27             Financial Data Schedule