Form 10-Q
period 1997-09-30
BRISTOL HOTEL CO
filed 1997-11-13
CIK 1002115

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Quarter Ended September 30, 1997

                              BRISTOL HOTEL COMPANY
                                14295 Midway Road
                               Dallas, Texas 75244
                                  972-391-3910

                           Commission File No. 1-14062

            Incorporated in Delaware                       IRS No. 75-2584227

                                ----------------



           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
                  Title of each class                  on which registered
                  -------------------                  -------------------
         Common Stock, Par Value $.01 per share       New York Stock Exchange

                                ----------------


     The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

     The number of shares of common stock, par value $.01 per share, outstanding at November 13, 1997 was 43,635,401.




================================================================================

                              BRISTOL HOTEL COMPANY

                                      INDEX
                                                                        PAGE NO.
PART I.    FINANCIAL INFORMATION.

       Item 1. Financial Statements:
       -----------------------------

          Condensed Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                              3

          Condensed Consolidated Statements of Income for the three months
           ended September 30, 1997 and 1996                                  4

          Condensed Consolidated Statements of Income for the nine months
          ended September 30, 1997 and 1996                                   5

          Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 and 1996                           6

          Notes to Condensed Consolidated Financial Statements                7

       Item 2. Management's Discussion and Analysis of Results of
       ----------------------------------------------------------
            Operations and Financial Condition                                10
            ----------------------------------

PART II.      OTHER INFORMATION.

       Item 6.  Exhibits and Reports on Form 8-K                              16
       -----------------------------------------


SIGNATURE                                                                     17

                              BRISTOL HOTEL COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in Thousands)


                                                                  September 30, December 31,
                                                                      1997           1996
                                                                   ----------     ----------
                                                                          (Unaudited)
                                         ASSETS
Current assets
    Cash and cash equivalents                                      $   53,791     $    4,666
    Marketable securities                                                 152            116
    Accounts receivable, net                                           32,188         10,501
    Inventory                                                           7,411          3,320
    Deposits and other current assets                                  12,229          6,354
                                                                   ----------     ----------
               Total current assets                                   105,771         24,957

Property and equipment, net                                         1,354,314        552,564

Other assets
    Restricted cash                                                    17,674          3,069
    Goodwill, net                                                      52,188           --
    Investments in joint ventures, net                                 12,878           --
    Deferred charges and other non-current assets, net                 26,686         12,198
                                                                   ----------     ----------

               Total assets                                        $1,569,511     $  592,788
                                                                   ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                              $    7,042     $   15,769
    Accounts payable and accrued expenses                              60,641         15,701
    Accrued property, sales and use taxes                              17,511          7,346
    Accrued insurance reserves                                          8,181          6,920
                                                                   ----------     ----------
               Total current liabilities                               93,375         45,736
                                                                   ----------     ----------

Long-term debt, excluding current portion                             582,701        216,925
Deferred income taxes                                                 238,950         75,619
Other liabilities                                                       1,872          2,351
                                                                   ----------     ----------
               Total liabilities                                      916,898        340,631
                                                                   ----------     ----------

Common stock ($.01 par value; 150,000,000 shares
   authorized, 45,734,472 shares issued,
   43,635,401 shares outstanding)                                         436            166
Additional paid-in capital                                            606,753        231,181
Retained earnings                                                      45,424         20,810
                                                                   ----------     ----------
               Total stockholders' equity                             652,613        252,157
                                                                   ----------     ----------

               Total liabilities and stockholders' equity          $1,569,511     $  592,788
                                                                   ==========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              BRISTOL HOTEL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (Unaudited, in thousands except per share amounts)



                                                           September 30,
                                                           -------------
                                                        1997           1996
                                                      ---------      ---------
REVENUE
    Rooms                                             $ 125,686      $  43,578
    Food and beverage                                    25,709          9,717
    Management fees                                       2,007            437
    Other                                                 9,603          4,839
                                                      ---------      ---------
               Total revenue                            163,005         58,571
                                                      ---------      ---------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms                                            36,182         10,518
        Food and beverage                                21,232          7,437
        Other                                             2,898          1,174
    Undistributed operating expenses:
        Administrative and general                       14,384          4,576
        Marketing                                        11,173          3,963
        Property occupancy costs                         26,135          7,312
        Depreciation and amortization                    12,899          4,983
        Corporate expense                                 5,850          2,535
                                                      ---------      ---------
Operating income                                         32,252         16,073

Other (income) expense:
    Interest expense                                     13,116          5,258
    Equity in income of joint ventures                     (808)          --
                                                      ---------      ---------

Income before income taxes                               19,944         10,815

Provision for income taxes                                7,878          3,980
                                                      ---------      ---------

NET INCOME                                            $  12,066      $   6,835
                                                      =========      =========

Net income per common and common equivalent share     $    0.27      $    0.27
                                                      =========      =========

Weighted average number of common and common
   equivalent shares outstanding                         44,643         25,529
                                                      =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              BRISTOL HOTEL COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                Unaudited, in thousands except per share amounts)



                                                                        September 30,
                                                                        -------------
                                                                     1997           1996
                                                                   ---------      ---------
REVENUE
    Rooms                                                          $ 266,787      $ 114,846
    Food and beverage                                                 62,059         31,115
    Management fees                                                    3,305          1,524
    Other                                                             20,731         12,000
                                                                   ---------      ---------
               Total revenue                                         352,882        159,485
                                                                   ---------      ---------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms                                                         72,871         28,325
        Food and beverage                                             47,026         22,618
        Other operating departments                                    6,432          3,462
    Undistributed operating expenses:
        Administrative and general                                    29,750         13,377
        Marketing                                                     23,542         11,480
        Property occupancy costs                                      54,647         21,109
        Depreciation and amortization                                 28,437         13,392
        Corporate expense                                             17,716          8,049
                                                                   ---------      ---------
Operating income                                                      72,461         37,673

Other (income) expense:
    Interest expense                                                  31,040         13,824
    Equity in income of joint ventures                                (1,319)            --
                                                                   ---------      ---------

Income before income taxes and extraordinary item                     42,740         23,849

Provision for income taxes                                            16,642          8,776
                                                                   ---------      ---------

Income before extraordinary item                                      26,098         15,073

Extraordinary loss on early extinguishment of debt, net of tax        (1,338)            --
                                                                   ---------      ---------

NET INCOME                                                         $  24,760      $  15,073
                                                                   =========      =========

Earnings per common and common equivalent share:
    Income before extraordinary item                                    0.72           0.59
    Extraordinary item, net of tax                                     (0.04)            --
                                                                   ---------      ---------

Net income                                                         $    0.68      $    0.59
                                                                   =========      =========

Weighted average number of common and
   common equivalent shares outstanding                               36,213         25,524
                                                                   =========      =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                              BRISTOL HOTEL COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Unaudited, in thousands)


                                                                        September 30,
                                                                        -------------
                                                                    1997           1996
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  24,760      $  15,073
    Adjustment to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                             28,437         13,392
           Amortization of deferred financing costs and other
              non-current assets                                      2,154          1,224
           Unrealized gain on marketable securities                      --           (341)
           Non-cash portion of extraordinary item, net of tax         1,046             --
           Compensation expense recognized for
              employee stock options                                    227             86
           Equity in earnings of joint ventures                      (1,319)            --
    Changes in working capital                                       18,633         (5,880)
    Increase (decrease) in advance deposits                           1,290             (5)
    Increase in restricted cash                                     (14,605)        (2,952)
    Distribution from joint ventures                                    100             --
    Deferred income tax provision                                     1,645          6,931
    Decrease in other liabilities                                      (479)          (308)
                                                                  ---------      ---------
               Cash provided by operating activities                 61,889         27,220
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment                          (28,008)       (79,327)
    Holiday Inn Acquisition and related costs                      (400,159)            --
    Purchase of property and equipment                              (35,000)        (6,300)
    Sale of marketable securities                                        --            726
                                                                  ---------      ---------
               Cash used in investing activities                   (463,167)       (84,901)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Offering, net of costs                            107,852             --
    Proceeds from Credit Facility                                   560,000             --
    Repayment of Credit Facility with proceeds of Offering         (108,000)            --
    Proceeds from issuance of other long-term debt                    2,210             --
    Repayments of long-term debt                                   (138,361)        (3,969)
    Proceeds from senior term facility                               41,200         64,602
    Payment of costs related to initial public offering                --           (1,342)
    Increase in deferred charges and other non-current assets       (14,498)           (22)
                                                                  ---------      ---------
               Cash provided by financing activities                450,403         59,269
                                                                  ---------      ---------

Net increase in cash and cash equivalents                            49,125          1,588

Cash and cash equivalents at beginning of period                      4,666          7,906
                                                                  ---------      ---------

Cash and cash equivalents at end of period                        $  53,791      $   9,494
                                                                  =========      =========
Supplemental cash flow information:

Common Stock issued
  in Holiday Inn Acquisition                                      $ 267,967      $      --
                                                                  =========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.     BASIS OF PRESENTATION

       At September 30, 1997, Bristol Hotel Company (the "Company") had a portfolio of 99 properties, of which 83 were owned by the Company and 16 were managed. Of the managed properties, three properties were owned by joint ventures in which the Company owns a 50% interest.

       The Company acquired the ownership of 45 full-service Holiday Inn hotels and the management of an additional 15 Holiday Inn hotels in a business combination accounted for as a purchase on April 28, 1997 (the "Holiday Inn Acquisition"). Accordingly, the condensed consolidated statements of income for the three and nine months ended September 30, 1996 do not include any of the operating results of the properties acquired in the Holiday Inn Acquisition.

       The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited balance sheet at that date. The condensed consolidated balance sheet at September 30, 1997, the condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flow for the nine months ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2.     STOCK SPLIT

       On June 23, 1997, the Company's Board of Directors declared a three-for-two stock split, effective in the form of a stock dividend for shareholders of record June 30, 1997, which was distributed July 15, 1997 (the "Stock Split"). All per share data and the average common and common equivalent shares outstanding have been adjusted to reflect the Stock Split for all periods presented. The number of common shares issued and outstanding as of September 30, 1997 have been adjusted to reflect this Stock Split.

3.     PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       The following pro forma condensed consolidated statements of income give effect to the Holiday Inn Acquisition, the refinancing of the indebtedness in connection with the Holiday Inn Acquisition (the "Credit Facility"), the issuance of 3.2 million shares of the Company's common stock (the "Offering") and the Stock Split (collectively, the "Pro Forma Transactions") as if these transactions had occurred on January 1 of each period presented. The Holiday Inn Acquisition has been accounted for under the purchase method of accounting. The following unaudited pro forma financial data are not necessarily indicative of the results that actually would have occurred had the Pro Forma Transactions been consummated on the dates indicated or that may occur in the future. Amounts are presented in thousands, except per share amounts and the accompanying notes are an integral part of these statements.

                              BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.     PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)

                                                    Pro Forma                    Pro Forma
                                                   Three Months                 Nine Months
                                                Ended September 30,          Ended September 30,
                                                -------------------          -------------------
                                               1997           1996           1997           1996
                                             ---------      ---------      ---------      ---------
Total revenue                                $ 163,005      $ 153,954      $ 474,411      $ 432,527
Departmental expenses                           60,312         55,464        172,661        159,698
Undistributed operating expenses                70,441         65,530        206,556        187,145
                                             ---------      ---------      ---------      ---------

Operating income                                32,252         32,960         95,194         85,684

Other (income) expense:
   Interest expense                             13,116         11,737         39,128         34,316
   Equity in income of joint ventures             (808)          (677)        (1,843)        (1,112)
                                             ---------      ---------      ---------      ---------
Income before income taxes                      19,944         21,900         57,909         52,480
Income taxes                                     7,878          8,498         22,684         20,260
                                             ---------      ---------      ---------      ---------

Net income                                   $  12,066      $  13,402      $  35,225      $  32,220
                                             =========      =========      =========      =========

Earnings per common and common
    equivalent share:                        $    0.27      $    0.30      $    0.79      $    0.73
                                             =========      =========      =========      =========

Weighted average number of common and
    common equivalent shares outstanding        44,643         44,353         44,604         44,341
                                             =========      =========      =========      =========

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       A. The Holiday Inn - Stamford (a Holiday Inn Asset) was acquired by Holiday Corporation (the previous owner) in July 1996. The pro forma results of operations include the operation of the Stamford property as if it was acquired as of January 1, 1996.

       B. Bristol acquired the Holiday Inn - Plano in May 1996 and the Allerton Hotel in Chicago (the "Allerton") in January 1997. There were no adjustments made to the pro forma condensed consolidated statements of income for these properties. Results of operations for these properties are included from the respective acquisition dates.

       C. Pro forma results of operations include the impact of the Atlanta Olympics in 1996. (See Note 5).

                              BRISTOL HOTEL COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.     NEW ACCOUNTING PRONOUNCEMENTS

       The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in the fourth quarter of 1997. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial statements. Therefore, pro forma results for SFAS No. 128 have not been presented. The Company is also required to adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in fiscal year 1998. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

5.     IMPACT OF ATLANTA OLYMPICS

       The Company estimated that the Summer Olympic Games held in Atlanta in July 1996 had a positive impact on operating profit of approximately $3.4 million. The Company's Atlanta hotels, which represented approximately 25% of the Company's total rooms in July 1996, experienced 100% occupancy during the twenty days of the Olympic Games. Recurring net income, when adjusted for the impact of the Atlanta Olympics, the effect of a litigation settlement in the same period and the gain on marketable securities in the second quarter of 1996, was $4.1 million and $12.1 million for the three and nine months ended September 30, 1996, respectively.

6.     SUBSEQUENT EVENTS

       The Company acquired the 318 room Holiday Inn - Westport in St. Louis, Missouri on October 2, 1997 for $18 million, of which $8.4 million was financed by the assumption of the existing mortgage on the property and the balance paid in cash.

       On October 28, 1997, the Company completed the refinancing of its existing $560 million Credit Facility (of which $452 million was outstanding at September 30, 1997). The new financing (the "Refinancing") has two tranches: (a) $145 million at a fixed interest rate of 7.46%, a term of 10 years, and secured by 15 hotel properties; and, (b) $455 million at a fixed interest rate of 7.66%, a term of 12 years, and secured by 63 hotel properties. The Company received $500 million of the Refinancing proceeds at closing and will receive the remaining $100 million on December 1, 1997. Additionally, the Company entered into a new $250 million secured line of credit (the "Acquisition Line"), which will be available to fund future acquisitions and for other corporate purposes. The Company anticipates recognizing an extraordinary loss of approximately $9.0 million, net of tax, related to the early extinguishment of debt repaid with proceeds of the Refinancing, primarily due to the write-off of deferred financing fees associated with the Credit Facility.

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

OVERVIEW

As discussed in Note 1 to the Company's Notes to Condensed Consolidated Financial Statements, the Company completed the Holiday Inn Acquisition on April 28, 1997. Historical results for the three and nine months ended September 30,1997 include the 36 original hotels owned by the Company as of January 1, 1996 (the "Original Bristol Portfolio"), Holiday Inn - Plano, the Allerton (as of January 31, 1997), five months of operations for the 45 hotels acquired in the Holiday Inn Acquisition (the "Acquired Hotels") as well as five months of management of the 15 hotels under management contracts. Historical results for the three and nine months ended September 30, 1996 include the Original Bristol Portfolio and Holiday Inn - Plano (as of May 31, 1996). Pro forma income statements for the applicable periods are presented in Note 3 to the Company's Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared with
---------------------------------------------------
   Three Months Ended September 30, 1996
   -------------------------------------

Actual Results
--------------

Total revenue increased 178.3% to $163.0 million for the three months ended September 30, 1997 as compared to $58.6 million for the same period in 1996. Approximately $102.0 million of the $104.4 million increase is a result of the inclusion of the Holiday Inn Acquisition and the addition of the Allerton offset by the favorable impacts of the Atlanta Olympics and a litigation settlement in 1996. The remaining increase in total revenue relates primarily to increases in room, food and beverage revenue for the Original Bristol Portfolio.

Room revenue for the Original Bristol Portfolio including the Holiday Inn - Plano for the quarter ended September 30, 1997 decreased $1.7 million to $41.8 million, representing a 4% decrease compared to the same period in 1996. The decrease in 1997 is primarily attributable to the positive impact of the Atlanta Olympics in July 1996, in which approximately 25% of the Company's hotels experienced 20 days of 100% occupancy. REVPAR (rooms revenue divided by average available rooms), occupancy and average daily rate ("ADR") for the Original Bristol Portfolio plus the Holiday Inn - Plano was $47.55, 70.7% and $67.25, respectively, for the three months ended September 30, 1997 compared to $50.22, 68.4% and $73.42, respectively, for the same period in 1996.

                              BRISTOL HOTEL COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Actual Results (continued)
--------------

Food and beverage revenue increased due to the increase in the number of hotels but also due to higher food and beverage revenue for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio plus the Holiday Inn - Plano for the three months ended September 30, 1997 was $11.6 million representing a 19% increase over the same period in 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees reflects the addition of the fifteen management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements previously held by Bristol during 1996. The increase in other income reflects the Holiday Inn Acquisition and the addition of the Allerton offset by a $.9 million litigation settlement recorded in the third quarter of 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property occupancy costs divided by total revenue) was 31.3% for the three months ended September 30, 1997 compared to 40.3% for the three months ended September 30, 1996. The 9.0 percentage point ("pp") decrease in gross operating margin is primarily attributable to a decrease in rooms departmental profit and higher property occupancy costs related to property taxes and land rentals. Rooms departmental profit decreased primarily due to the integration of the Acquired Hotels, which historically has had lower rooms margins. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a higher proportion of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $7.9 million for the three months ended September 30, 1997 compared to 1996 as a result of the Holiday Inn Acquisition and the addition of the Allerton. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

Corporate expense for the three months ended September 30, 1997 was $5.8 million compared to $2.5 million for the same period in 1996. The increase relates to the Holiday Inn Acquisition and the resulting increases in salaries and wages, operating expenses and rent expense due to the increase in the number of corporate employees. Increased travel costs related to the more geographically diverse portfolio as well as significant training and integration activity also contributed to higher corporate expenses in 1997.

Interest expense for the three months ended September 30, 1997 increased $7.9 million to $13.1 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition.

Equity in income of joint ventures of $.8 million for the three months ended September 30, 1997 represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 76.5% to $12.1 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Recurring earnings for the three months ended September 30, 1997 of $12.1 million, represents a 195.1% increase over recurring earnings for the three months ended 1996 of $4.1 million, which excludes the one-time impact of the Atlanta Olympics ($2.2 million, net of tax) and the litigation settlement ($.6 million, net of tax). Recurring earnings per share of $.27 for the three months ended September 30, 1997 represents a 63.8% improvement over the same period in 1996.

                              BRISTOL HOTEL COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Pro Forma Results
-----------------

Revenues increased $9.1 million, or 5.9%, to $163 million for 1997, reflecting increases in rooms revenue and food and beverage revenue. Revenue increases reflect the addition of the Allerton and improvements in REVPAR offset by the positive impact during 1996 of the Atlanta Olympics and a litigation settlement. The Original Bristol Portfolio plus the Holiday Inn - Plano achieved a REVPAR of $47.55 for the three months ended September 30, 1997 compared to $50.22 for the comparable period in 1996 representing a 5.3% decline as a result of the positive impact of the Atlanta Olympics during 1996. Occupancy and ADR for the three months ended September 30, 1997, for the Original Bristol Portfolio plus Holiday Inn - Plano was 70.7% and $67.25, respectively, compared to 68.4% and $73.42, respectively for 1996. The Acquired Hotels experienced a REVPAR of $61.35 for the pro forma three months ended September 30, 1997, up from $58.36 for the comparable period in 1996. This 5.1% increase in REVPAR for the Acquired Hotels (resulting from an increase in ADR of 8.2% offset by a slight decrease in occupancy of 2.2pp) is primarily attributable to favorable market conditions in the mid-scale with food and beverage sector as well as the strength of the Holiday Inn brand name and reservation system.

Operating income margin for the pro forma three months ended September 30, 1997 was 19.8% compared to 21.4% for the pro forma three months ended September 30, 1996. The 1.6pp decrease is due primarily to increases in property occupancy costs and depreciation. Increases in property occupancy costs relate primarily to increases in land rent expense (primarily calculated as a percentage of revenues) as well as increased property taxes. Property taxes and depreciation have increased due to the addition of the Allerton as well as the significant capital improvements at several of the hotels in the Original Bristol Portfolio.

Interest expense increased by $1.4 million to $13.1 million for the pro forma three months ended September 30, 1997, compared to the pro forma three months ended September 30, 1996. This increase was due primarily to borrowings increasing ratably during 1996 to fund acquisitions and redevelopment costs.

Equity in income from joint ventures increased $.1 million for the pro forma three months ended September 30, 1997, compared to the pro forma three months ended September 30, 1996. The increase is due to improvements in the operating results for the three hotels owned by the joint ventures.

As a result of the factors described above, net income decreased to $12.1 million for the pro forma three months ended September 30, 1997, from $13.4 million for the pro forma three months ended September 30, 1996 and earnings per share decreased to $.27 for the pro forma three months ended September 30, 1997 compared to $.30 for the same period in 1996. Excluding the positive impact of the Atlanta Olympics ($2.2 million, net of tax) and the litigation settlement ($.6 million, net of tax) pro forma net income and earnings per share for the three months ended September 30, 1996 would have been $10.6 million and $.24, respectively.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Nine Months Ended September 30, 1997 Compared With
--------------------------------------------------
    Nine Months Ended September 30, 1996
    ------------------------------------

Actual Results
--------------

Total revenue increased 121.3% to $352.9 million for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of the inclusion of the Holiday Inn Acquisition from April 28, 1997, the addition of the Allerton and the improved operating performance of the Original Bristol Portfolio offset by the positive impact of the Atlanta Olympics. REVPAR for the Original Bristol Portfolio was $49.01 for the nine months ended September 30, 1997, compared to $48.91 for the same period in 1996. The improvement in REVPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and ADR for the Original Bristol Portfolio was 72.1% and $67.97, respectively, for the nine months ended September 30, 1997 compared to 72.3% and $67.67, respectively, for the same period in 1996.

Rooms revenue increased for the reasons noted above as well as a change in the mix of business. Rooms revenue as a percent of total revenue was 75.6% for the nine months ended September 30, 1997 as compared to 72.0% for the nine months ended September 30, 1996 resulting from the Acquired Hotels having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 132.3% increase in rooms revenue for the nine months ended September 30, 1997 compared to the same period in 1996 as compared to a 99.5% increase in food and beverage revenue.

Food and beverage revenue increased due to the increase in the number of hotels but also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the nine months ended September 30, 1997 was $36.3 million representing a 17% increase over the same period in 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees reflects the addition of the fifteen management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements previously held by Bristol in 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property occupancy costs divided by total revenue) was 33.6% for the nine months ended September 30, 1997 compared to 37.1% for the nine months ended September 30, 1996. The 3.5pp decrease in gross operating margin is primarily attributable to declines in departmental operating margins and higher property occupancy costs related to property taxes and land rentals. Declines in departmental margins relate primarily to the integration of the Acquired Hotels, which have had historically lower margins. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a proportionately higher number of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $15.0 million for the nine months ended September 30, 1997 compared to 1996 as a result of the Holiday Inn Acquisition and the addition of the Allerton. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Actual Results (continued)
--------------

Corporate expenses for the nine months ended September 30, 1997 were $17.7 million compared to $8.0 million for the same period in 1996. Approximately $3.1 million of the increase relates to one-time costs incurred during the second quarter of 1997 for the closing and integration of the Holiday Inn Acquisition. The remaining increase relates primarily to the increase in the number of corporate employees and related costs and increased travel expenses as a result of the acquisition.

Interest expense for the nine months ended September 30, 1997 increased $17.2 million to $31.0 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition as well as an increase in borrowings ratably in 1996 to fund acquisitions and certain redevelopment costs.

Equity in income of joint ventures of $1.3 million for the nine months ended September 30, 1997 represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 64.3% to $24.8 million for the nine months ended September 30, 1997 compared to the nine months ended 1996 and earnings per share increased 15.2% to $.68 for the nine months ended September 30, 1997 compared to $.59 for the same period in 1996. Recurring earnings for the nine months ended September 30, 1997 of $28.0 million, which exclude the extraordinary item of $1.3 million and the one-time costs ($1.8 million, net of tax), represents a 132.0% increase over recurring earnings for the nine months ended September 30, 1996 of $12.1 million, which excludes a one-time gain related to the sale of marketable securities ($.3 million, net of tax), the impact of the Atlanta Olympics ($2.2 million, net of tax), and the litigation settlement ($.6 million, net of tax). Recurring earnings per share of $.77 for the nine months ended September 30, 1997 represents a 63.8% improvement over the same period in 1996.

Pro Forma Results
-----------------

Revenues increased $41.9 million, or 9.7%, to $474.4 million for the pro forma nine months ended September 30, 1997 compared to the same period in 1996, reflecting increases in rooms revenue and food and beverage revenue. Revenue increases reflect the addition of the Allerton and improvements in REVPAR, offset by the favorable impact of the Atlanta Olympics in 1996. REVPAR for the Original Bristol Portfolio was $49.01 for the nine months ended September 30, 1997 compared to $48.91 for the nine months ended September 30, 1996. This REVPAR increase is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. The Acquired Hotels achieved a 7.7% improvement in REVPAR for the nine months ended September 30, 1997 compared to 1996 primarily as a result of favorable results in the mid-scale with food and beverage sector as well as the strength of the Holiday Inn brand name and reservation system. REVPAR, occupancy and ADR for the Acquired Hotels for the nine months ended September 30, 1997 was $59.44, 75.7% and $78.52, respectively, compared to $55.18, 75.8% and $72.80, respectively, for the comparable period in 1996.

Operating income margin remained relatively consistent on a year-to-date basis. Operating income margin for the pro forma nine months ended September 30, 1997 was 20.0% compared to 19.8% for the pro forma nine months ended September 30, 1996.

Interest expense increased by $4.8 million to $39.1 million in the pro forma nine months ended September 30, 1997, compared to the pro forma nine months ended September 30, 1996. This increase was due primarily to borrowings increasing ratably during 1996 to fund acquisitions and certain redevelopment costs.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (continued)

Actual Results (continued)
--------------

Equity in income of joint ventures increased $.7 million for the pro forma nine months ended September 30, 1997, compared to the pro forma nine months ended September 30, 1996. The increase is due to improvements in the operating results for the three hotels owned by the joint ventures.

As a result of the factors described above, income increased to $35.2 million for the pro forma nine months ended September 30, 1997, from $32.2 million for the pro forma nine months ended September 30, 1996, an increase of 9.3% and earnings per share increased 8.2% to $.79 for the pro forma nine months ended September 30, 1997 compared to $.73 the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two principal sources of capital to fund its operational and capital needs: (1) cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization), and (2) financing (the Refinancing and the Acquisition Line). EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations and financing available to the Company will be sufficient to cover the Company's foreseeable working capital, capital expenditure and debt service requirements. EBITDA totaled $102.2 million for the nine months ended September 30, 1997, compared to $51.1 million for the nine months ended September 30, 1996, an increase of 100%.

Cash provided by operating activities was $61.9 million for the nine months ended September 30, 1997, as compared to $27.2 million for the same period in 1996. The $34.7 million increase from 1996 to 1997 relates primarily to the increase in income before depreciation and amortization and an increase in working capital offset by an increase in restricted cash. The increase in working capital relates primarily to the Holiday Inn Acquisition and the resulting increases in accounts receivable offset by the increases in accounts payable and accrued expenses. The increase in restricted cash relates primarily to reserves for capital expenditures deposited in accordance with the terms of the Credit Facility.

After receiving the final $100 million of Refinancing Proceeds on December 1, 1997, the Company anticipates having cash on hand of approximately $150 million, which will be used, along with cash generated by operations, to fund the approximately $288 million of redevelopment activity scheduled from 1998 to 2000. This activity includes approximately $227 million to redevelop a significant number of the Acquired Hotels, $22 million to renovate and reposition several of the hotels in the Original Bristol Portfolio, and $39 million for the redevelopment of recently acquired single hotel assets. The Company anticipates spending $175 million in 1998, approximately $100 million in 1999 and the remainder thereafter to fund this redevelopment. The redevelopment program for the Acquired Hotels was begun in the fourth quarter of 1997 and has an estimated total cost of $245 million. In addition, the Company is actively pursuing acquisitions of single and portfolio hotels, and expects to fund these acquisitions from cash available, cash generated from operations and borrowings from the Acquisition Line.

                                    PART II.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)    Exhibits

               No. 27      Financial Data Schedule

        (b)    Reports on Form 8-K

               Current Report on Form 8-K filed August 14, 1997 containing the
                 June 30, 1997 financial statements of Bristol Hotel Asset Company.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BRISTOL HOTEL COMPANY




Date:  November 13, 1997                   By   /s/ Jeffrey P. Mayer
     ---------------------                   ---------------------------
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