Form 10-K
period 1997-12-31
BRISTOL HOTEL CO
filed 1998-03-30
CIK 1002115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K


                      Annual Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 1997

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

                                   ----------

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

    The aggregate market value of the voting stock held by non-affiliates of the Company at March 6, 1998 was $309,762,521. Such computation excludes 12,267,783 shares held by the Company's two largest shareholders, directors and executive officers. At March 6, 1998, there were 43,800,401 shares of Common Stock outstanding.

    Document Incorporated by Reference: Portions of the Proxy Statement for the 1998 annual meeting of stockholders are incorporated by reference into Part III hereof to the extent stated herein. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as a part hereof.

================================================================================

                                    PART I.



FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Bristol Hotel Company (the "Company" or "Bristol") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements include, among others, statements regarding the intent, belief or expectations of the Company and its directors and officers with respect to (i) the ownership, management, and operation of hotels, including the integration of hotels acquired by the Company, (ii) potential acquisitions or dispositions of hotel properties, (iii) the policies of the Company regarding investments, acquisitions, dispositions, financings and other matters, (iv) the lodging industry and real estate markets in general, (v) the availability of debt and equity financing, (vi) general economic conditions, and (vii) trends affecting the Company's financial condition and results of operations. Although the Company believes the intent, belief or expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEMS 1 & 2.     BUSINESS AND PROPERTIES


GENERAL

The Company is one of the largest owner/operators of hotels in North America, currently operating 101 hotels containing approximately 28,800 rooms, including 86 owned hotels. The Company's properties are predominantly full-service hotels that operate in the upscale and mid-priced with food and beverage segments of the lodging industry under franchise agreements primarily with Holiday Hospitality Corporation (formerly Holiday Inn Worldwide). The Company is the largest Holiday Inn franchisee in the world and also operates hotels under franchise agreements with other national hotel chains, including Marriott International, Inc. and Hampton Inn (a division of Promus Hotels, Inc.). The Company's hotels are located in 22 states, the District of Columbia and Canada, with hotels clustered in major metropolitan areas with concentrations in the South, East, Southwest and Pacific regions of the United States.

On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc. (See Merger.)

The Company was formed pursuant to the combination (the "Combination") of Harvey Hotel Company, Ltd. and its affiliated businesses ("Harvey Hotel Companies" or "Predecessor") and United Inns, Inc. ("United Inns"), which was completed on January 31, 1995. The Company was incorporated in Delaware in November 1994 and completed its initial public offering (the "IPO") of 4,887,500 shares of its common stock ("Common Stock") in December 1995. Concurrent with the IPO, the Company obtained a $120 million credit facility (the "1995 Senior Credit Facility") and $70 million aggregate principal amount of Senior Notes Due 2000 (the "Senior Notes"). The Company used proceeds from the IPO, the 1995 Senior Credit Facility and the Senior Notes to refinance certain of the Company's then-existing indebtedness and for general corporate purposes.

The completion of the Combination resulted in the Company owning 34 hotels, eight from Harvey Hotel Companies and 26 from United Inns (the "United Hotels"). In 1995, the Company purchased two additional hotels and by the end of 1996 the Company had acquired one additional hotel and had substantially completed a comprehensive redevelopment program that included extensive exterior and interior reconstruction and renovations to 20 of the United Hotels, as well as the strategic repositioning of the redeveloped hotels within their local markets. Collectively, the 37 hotels owned by the Company at Plano January 1, 1996, which excludes the Holiday Inn Plano, are referred to as the "Original Bristol Portfolio." In 1997, the Company added 63 hotels to its owned/operated portfolio when it completed the acquisition of 60 hotels from Holiday Corporation (the "Holiday Inn Acquisition") and three additional hotels comprising the 1997 Single Asset Purchases, as defined below. (See Acquisitions.)

The Company also completed several debt and equity transactions during 1997, including the repayment of the 1995 Senior Credit Facility with proceeds received from the $560 million credit facility entered into in connection with the Holiday Inn Acquisition (the "New Credit Facility"). The New Credit Facility was subsequently repaid, first with $108 million in net proceeds received in May 1997 when the Company completed the issuance of 3,162,500 (pre-Stock Split) shares of its Common Stock (the "Offering") and then the remaining $452 million was repaid with proceeds from the $600 million credit facility obtained by the Company in October 1997 (the "Refinancing"). In December 1997, the Company repaid $40 million of its $70 million Senior Notes. In July 1997, the Company effected a three-for-two stock split in the form of a stock dividend (the "Stock Split"). All per share data and the average common and common equivalent shares outstanding have been adjusted to reflect the Stock Split for all periods presented.

The Company's principal executive offices are located at 14295 Midway Road, Dallas, Texas 75244, and its telephone number is (972) 391-3910.


ACQUISITIONS

On April 28, 1997, the Company acquired 45 full-service Holiday Inns and the management of an additional 15 Holiday Inn properties, of which three are owned by joint ventures in which the Company acquired a 50% interest (the owned, managed and joint venture properties, collectively referred to as the "Holiday Inn Assets") through the merger of Holiday Inns, Inc. with and into the Company. As consideration for the Holiday Inn Acquisition, the Company paid $398 million in cash and issued 9,381,308 shares (pre-Stock Split) of its Common Stock. The acquisition has been accounted for as a purchase and the results of operations of the Holiday Inn Assets have been included in the consolidated financial statements since April 28, 1997. The purchase price was allocated to the assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill.

During 1997, in addition to the Holiday Inn Assets, the Company acquired three hotels through single asset purchases. In January 1997, the Company acquired the 378 room Allerton Hotel in Chicago, Illinois for $35.0 million; in October 1997, the Company acquired the 318 room Holiday Inn - Westport in St. Louis, Missouri for $18.0 million; and in December 1997, the Company acquired the 364 room Holiday Inn - Independence Mall in Philadelphia, Pennsylvania for $25.5 million. Collectively, these hotels are referred to as the "1997 Single Asset Purchases."

In December 1997, the Company acquired the remaining 50% partnership interest in the joint venture which owns the 305 room Holiday Inn - San Jose North ("HI
- San Jose") in San Jose, California, resulting in full ownership of the hotel. The Company had acquired its original 50% partnership interest in connection with the Holiday Inn Acquisition.

On February 2, 1998, the Company announced a definitive agreement to acquire 20 Midwestern hotels with a total of 3,456 rooms (the "Omaha Acquisition"). Under the transaction, the Company will acquire by merger Omaha Hotel, Inc. and will purchase an individual hotel. The total consideration for the Omaha Acquisition is as follows: $19.1 million in cash, $40.9 million in assumed debt and 1.43 million shares of newly issued Common Stock. Consummation of the Omaha Acquisition is subject to certain conditions, and there can be no assurance that the Omaha Acquisition will be consummated if any such conditions are not satisfied.

The hotels in the Omaha Acquisition consist of nine full-service Holiday Inns, five Holiday Inn Express hotels, five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; central Kansas and Midland/Odessa, Texas. Seven of the nine full-service hotels have undergone major property improvement plans over the past 24 months. Of the five Holiday Inn Express hotels, one is a new construction project set to open for business in mid-1998 and two others are newly built hotels that opened in the past two years.

MERGER

On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc. ("FelCor"), which was unanimously approved by the boards of both companies subject to final documentation. FelCor will acquire the Company's real estate holdings and associated debt in return for 31.7 million shares of newly issued FelCor stock. Prior to the merger, the Company will spin off, as a taxable dividend, all of its non-real estate holdings into a newly formed public company to be known as Bristol Hotels & Resorts, Inc. ("New Bristol"). New Bristol will become one of FelCor's two major tenants, with long-term leases on all of the Bristol hotels included in the merger. New Bristol will continue to be Holiday Hospitality's largest franchisee. The existing Hotel Properties Agreement will be terminated and New Bristol will commit to add 8,700 Holiday branded rooms over the next five years. New Bristol will aggressively pursue lease and management of larger, full-service hotels which can be redeveloped and repositioned.

Bass PLC, which owned 32% of the Company's common stock at December 31, 1997, will reduce its ownership in New Bristol to 9.9% in order to ensure compliance with REIT requirements.

The proposed merger is subject to shareholder approval and other customary conditions. FelCor and New Bristol will be completely independent public companies with no overlap in management or boards of directors. Both companies will maintain their existing headquarter facilities in Dallas and no layoffs are expected at either company. FelCor will continue to operate as a REIT. New Bristol will operate as a C-corporation and will apply for listing on the New York Stock Exchange.

Subsequent to closing, FelCor will fund the Redevelopment and Rebranding Program as defined below. This merger is expected to close by the end of June 1998.

REDEVELOPMENT AND REBRANDING PROGRAM

In November 1997, the Company initiated a comprehensive redevelopment and rebranding program (the "Redevelopment and Rebranding Program") which entails exterior and interior reconstruction of and renovations to a substantial number of the Holiday Inn Assets (the "HI Renovations") and the three hotels comprising the 1997 Single Asset Purchases as well as the rebranding of certain hotels operated under the Company's own brand names. The Redevelopment and Rebranding Program is expected to be substantially complete by the end of 1999.

The HI Renovations include 41 of the Holiday Inn Assets. In addition to the renovations, the Company expects to rebrand 17 of the 41 hotels primarily to the Crowne Plaza or Crowne Plaza Suites brand. The renovation and rebranding of the 1997 Single Asset Purchases is expected to be completed in 1999 and include the rebranding of the Allerton Hotel and the Holiday Inn - Westport to the Crowne Plaza brand. The Company believes the conversions to the Crowne Plaza brands will enable the hotels to more effectively compete in the markets in which they operate.

The Redevelopment and Rebranding Program also includes the renovation and rebranding of seven hotels in the Original Bristol Portfolio that are or have been operated as a Harvey Hotel brand, a Bristol Suites brand or a Harvey Suites brand. Six of these hotels have been or will be converted to the Crowne Plaza or Crowne Plaza Suites brand, and one hotel is being converted to a Holiday Inn and Suites. The conversion of these seven Original Bristol Hotels is in accordance with franchise agreements entered into in connection with the Holiday Inn Acquisition as more fully discussed below. (See Franchise Agreements and Trademarks.)

EMPLOYEES

As of December 1997, the Company employed approximately 13,000 persons, including 370 employees at the Company's corporate headquarters. An estimated 86% of those employed were compensated on an hourly basis.

Approximately 1,400 employees at 13 of the Company's hotels are represented by a labor union. Management believes that its ongoing labor relations are good.

PROPERTIES

The following table sets forth certain information with respect to each of the Company's hotels as of December 31, 1997:

                                                                                                       NO. OF
                          HOTEL                                               LOCATION                 ROOMS
    OWNED:

    Holiday Inn - Montgomery  . . . . . . . . . . . . . . . . . .    Montgomery, AL   . . . . . .       213
    Holiday Inn - Texarkana I-30 (1)  . . . . . . . . . . . . . .    Texarkana, AR  . . . . . . .       210
    Days Inn - Flagstaff  . . . . . . . . . . . . . . . . . . . .    Flagstaff, AZ  . . . . . . .       157
    Fairfield Inn - Downtown Scottsdale (1)   . . . . . . . . . .    Scottsdale, AZ   . . . . . .       218
    Holiday Inn - Santa Barbara   . . . . . . . . . . . . . . . .    Santa Barbara, CA  . . . . .       160
    Holiday Inn Select - Irvine/Orange County Airport (3)   . . .    Irvine, CA   . . . . . . . .       334

    Holiday Inn Select - Pleasanton (2)   . . . . . . . . . . . .    Pleasanton, CA   . . . . . .       244
    Holiday Inn - San Diego on the Bay (1) (3)    . . . . . . . .    San Diego, CA  . . . . . . .       600
    Holiday Inn - San Jose North  . . . . . . . . . . . . . . . .    San Jose, CA   . . . . . . .       305
    Holiday Inn - San Francisco Financial District (1) (3)    . .    San Francisco, CA  . . . . .       565
    Holiday Inn - San Francisco Fisherman's Wharf (1)   . . . . .    San Francisco, CA  . . . . .       584
    Holiday Inn Select - San Francisco Union Square (2)   . . . .    San Francisco, CA  . . . . .       400
    Holiday Inn Express - Colorado Springs Central  . . . . . . .    Colorado Springs, CO   . . .       207
    Ramada Inn - Colorado Springs North   . . . . . . . . . . . .    Colorado Springs, CO   . . .       220
    Holiday Inn - Hartford Downtown (2)   . . . . . . . . . . . .    Hartford, CT   . . . . . . .       342
    Holiday Inn Select - Stamford (1)   . . . . . . . . . . . . .    Stamford, CT   . . . . . . .       383
    Holiday Inn - Cocoa Beach Oceanfront Resort   . . . . . . . .    Cocoa Beach, FL  . . . . . .       500
    Holiday Inn - Nikki Bird (1)  . . . . . . . . . . . . . . . .    Kissimmee, FL  . . . . . . .       529
    Holiday Inn Select - Miami International Airport (1) (2)  . .    Miami, FL  . . . . . . . . .       304
    Holiday Inn Select - Orlando International Airport  . . . . .    Orlando, FL  . . . . . . . .       288
    Holiday Inn - Orlando International Drive Resort  . . . . . .    Orlando, FL  . . . . . . . .       652
    Holiday Inn - Orlando North/Winter Park   . . . . . . . . . .    Orlando, FL  . . . . . . . .       200
    Holiday Inn - Near Busch Gardens(R) Tampa   . . . . . . . . .    Tampa, FL  . . . . . . . . .       395
    Courtyard by Marriott - Downtown Atlanta  . . . . . . . . . .    Atlanta, GA  . . . . . . . .       211
    Fairfield Inn - Downtown Atlanta  . . . . . . . . . . . . . .    Atlanta, GA  . . . . . . . .       242
    Holiday Inn - Atlanta Airport North   . . . . . . . . . . . .    Atlanta, GA  . . . . . . . .       493
    Harvey Hotel - Atlanta Powers Ferry (2)   . . . . . . . . . .    Atlanta, GA  . . . . . . . .       296
    Crowne Plaza - Atlanta Airport  . . . . . . . . . . . . . . .    Atlanta, GA  . . . . . . . .       378
    Holiday Inn Select - Atlanta Perimeter Dunwoody   . . . . . .    Atlanta, GA  . . . . . . . .       250
    Holiday Inn Express - Atlanta I-20 East   . . . . . . . . . .    Atlanta, GA  . . . . . . . .       167
    Holiday Inn Express - Atlanta Northeast   . . . . . . . . . .    Atlanta, GA  . . . . . . . .       199
    Holiday Inn - Atlanta South/Jonesboro   . . . . . . . . . . .    Atlanta, GA  . . . . . . . .       180
    Holiday Inn - Columbus Airport North (1)  . . . . . . . . . .    Columbus, GA   . . . . . . .       223
    Hampton Inn - Marietta  . . . . . . . . . . . . . . . . . . .    Marietta, GA   . . . . . . .       140
    Allerton Hotel - Chicago (3)  . . . . . . . . . . . . . . . .    Chicago, IL  . . . . . . . .       378
    Holiday Inn - New Orleans French Quarter (1)  . . . . . . . .    New Orleans, LA  . . . . . .       276
    Holiday Inn Select - Boston Government Center (1)(3)  . . . .    Boston, MA   . . . . . . . .       303
    Holiday Inn - Kansas City Northeast   . . . . . . . . . . . .    Kansas City, MO  . . . . . .       167
    Holiday Inn - Westport  . . . . . . . . . . . . . . . . . . .    St. Louis, MO  . . . . . . .       318
    Holiday Inn - Jackson Southwest   . . . . . . . . . . . . . .    Jackson, MS  . . . . . . . .       289
    Crowne Plaza - Downtown Jackson   . . . . . . . . . . . . . .    Jackson, MS  . . . . . . . .       354
    Hampton Inn - Jackson North   . . . . . . . . . . . . . . . .    Jackson, MS  . . . . . . . .       119
    Harvey Hotel & Suites - Jackson North   . . . . . . . . . . .    Jackson, MS  . . . . . . . .       224
    Whispering Woods Hotel and Conference Center  . . . . . . . .    Olive Branch, MS   . . . . .       181
    Holiday Inn - Albuquerque Mountainview  . . . . . . . . . . .    Albuquerque, NM  . . . . . .       360
    Holiday Inn Select - Philadelphia Center City (2)   . . . . .    Philadelphia, PA   . . . . .       445
    Holiday Inn - Independence Mall   . . . . . . . . . . . . . .    Philadelphia, PA   . . . . .       364
    The Mills House Hotel - Charleston Holiday Inn  . . . . . . .    Charleston, SC   . . . . . .       214
    Holiday Inn - Columbia Airport  . . . . . . . . . . . . . . .    Columbia, SC   . . . . . . .       148
    Holiday Inn Select - Greenville (Roper) (2)   . . . . . . . .    Greenville, SC   . . . . . .       208
    Holiday Inn - Spartanburg West  . . . . . . . . . . . . . . .    Spartanburg, SC  . . . . . .       224
    Holiday Inn - Chattanooga Southeast I-75  . . . . . . . . . .    Chattanooga, TN  . . . . . .       230
    Holiday Inn - Knoxville West (1)  . . . . . . . . . . . . . .    Knoxville, TN  . . . . . . .       242
    Holiday Inn Select - Nashville Opryland/Airport (1) (3)   . .    Nashville, TN  . . . . . . .       384
    Holiday Inn - Amarillo I-40 (1)   . . . . . . . . . . . . . .    Amarillo, TX   . . . . . . .       247
    Holiday Inn - Austin Town Lake  . . . . . . . . . . . . . . .    Austin, TX   . . . . . . . .       320
    Holiday Inn - Beaumont Midtown I-10   . . . . . . . . . . . .    Beaumont, TX   . . . . . . .       190
    Fairfield Inn - Dallas Regal Row  . . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       204
    Harvey Hotel - Dallas (1)   . . . . . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       313
    Harvey Hotel - Addison (2)  . . . . . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       429

    Bristol Suites - Dallas (1) (2)   . . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       295
    Hampton - Downtown Dallas/West End  . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       311
    Harvey Hotel - Dallas Brookhollow (2)   . . . . . . . . . . .    Dallas, TX   . . . . . . . .       354
    Courtyard by Marriott - Houston Near The Galleria   . . . . .    Houston, TX  . . . . . . . .       209
    Fairfield Inn - Houston Near The Galleria   . . . . . . . . .    Houston, TX  . . . . . . . .       107
    Holiday Inn Select - Houston Near Greenway Plaza  . . . . . .    Houston, TX  . . . . . . . .       355
    Holiday Inn - Medical Center (2)  . . . . . . . . . . . . . .    Houston, TX  . . . . . . . .       297
    Fairfield Inn - Houston I-10 East   . . . . . . . . . . . . .    Houston, TX  . . . . . . . .       160
    Holiday Inn - Houston Intercontinental Airport  . . . . . . .    Houston, TX  . . . . . . . .       413
    Hampton Inn - Houston I-10 East   . . . . . . . . . . . . . .    Houston, TX  . . . . . . . .        90
    Holiday Inn Select - Houston I-10 West (3)  . . . . . . . . .    Houston, TX  . . . . . . . .       349
    Harvey Suites - Houston Medical Center (1)(4)   . . . . . . .    Houston, TX  . . . . . . . .       285
    Harvey Suites - DFW Airport   . . . . . . . . . . . . . . . .    Irving, TX     . . . . . . .       164
    Harvey Hotel - DFW Airport (1)  . . . . . . . . . . . . . . .    Irving, TX   . . . . . . . .       506
    Harvey Hotel - Plano  . . . . . . . . . . . . . . . . . . . .    Plano, TX  . . . . . . . . .       279
    Holiday Inn - Plano   . . . . . . . . . . . . . . . . . . . .    Plano, TX  . . . . . . . . .       161
    Holiday Inn - San Antonio Downtown (1)  . . . . . . . . . . .    San Antonio, TX  . . . . . .       314
    Holiday Inn Select - San Antonio International Airport  . . .    San Antonio, TX  . . . . . .       397
    Holiday Inn - Waco I-35   . . . . . . . . . . . . . . . . . .    Waco, TX   . . . . . . . . .       171
    Holiday Inn - Salt Lake City Airport  . . . . . . . . . . . .    Salt Lake City, UT   . . . .       190
    Holiday Inn - Cambridge   . . . . . . . . . . . . . . . . . .    Cambridge, Ontario   . . . .       139
    Holiday Inn Select - Toronto Airport  . . . . . . . . . . . .    Toronto, Ontario   . . . . .       444
    Holiday Inn - Kitchener Waterloo  . . . . . . . . . . . . . .    Kitchener, Ontario   . . . .       182
    Holiday Inn - Peterborough - Waterfront   . . . . . . . . . .    Peterborough, Ontario  . . .       154
    Holiday Inn - Sarnia  . . . . . . . . . . . . . . . . . . . .    Sarnia, Ontario  . . . . . .       151
    Holiday Inn - Toronto Yorkdale  . . . . . . . . . . . . . . .    Toronto, Ontario   . . . . .       370

    MANAGED:

    Holiday Inn - Hollywood   . . . . . . . . . . . . . . . . . .    Hollywood, CA  . . . . . . .       470
    Holiday Inn - City Center   . . . . . . . . . . . . . . . . .    Los Angeles, CA  . . . . . .       195
    Holiday Inn - Woodland Hills  . . . . . . . . . . . . . . . .    Woodland Hills, CA   . . . .       124
    Holiday Inn - San Francisco Civic Center  . . . . . . . . . .    San Francisco, CA  . . . . .       393
    Holiday Inn - Torrance  . . . . . . . . . . . . . . . . . . .    Torrance, CA   . . . . . . .       329
    Holiday Inn - South Bend University Area  . . . . . . . . . .    South Bend, IN   . . . . . .       229
    Holiday Inn - Lexington North   . . . . . . . . . . . . . . .    Lexington, KY  . . . . . . .       303
    Holiday Inn - Cincinnati North  . . . . . . . . . . . . . . .    Cincinnati, OH   . . . . . .       407
    Holiday Inn Select - Pittsburgh University Center   . . . . .    Pittsburgh, PA   . . . . . .       251
    Holiday Inn - Memphis East  . . . . . . . . . . . . . . . . .    Memphis, TN  . . . . . . . .       243
    Holiday Inn - Nashville Vanderbilt  . . . . . . . . . . . . .    Nashville, TN  . . . . . . .       300
    Bristol House   . . . . . . . . . . . . . . . . . . . . . . .    Dallas, TX   . . . . . . . .       127
    Holiday Inn - San Antonio Riverwalk   . . . . . . . . . . . .    San Antonio, TX  . . . . . .       313

    JOINT VENTURES:

    Holiday Inn - Washington D.C. Downtown  . . . . . . . . . . .    Washington, DC   . . . . . .       208
    Chateau LeMoyne - New Orleans Holiday Inn   . . . . . . . . .    New Orleans, LA  . . . . . .       171

    NOTES:

      (1)  The Company leases the land for these hotels.

      (2)  These hotels will be converted to Crowne Plaza hotels during 1998.

      (3)  These hotels will be converted to Crowne Plaza hotels during 1999.

      (4)  This hotel will be converted to a Holiday Inn and Suites during 1998.

FRANCHISE AGREEMENTS AND TRADEMARKS

As of December 31, 1997, the Company had franchise agreements (collectively, the "Franchise Agreements") with Holiday Inns Franchising, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Days Inn of America Franchising, Inc., Marriott International, Inc., and Ramada Franchise Systems, Inc. Although the terms of the Franchise Agreements differ, each requires the Company to pay a monthly royalty fee based on gross revenues attributable to room rentals, plus marketing and reservation contributions, which are also based on gross revenues. The terms of the Franchise Agreements generally are between 10 and 20
years, with a substantial penalty for early termination by the Company.   The
Company anticipates no changes in the brands used for its hotels which would require the payment of franchise termination fees.

Several of the franchise agreements with Holiday Inns Franchising, Inc. were entered into in conjunction with the Holiday Inn Acquisition and the related conversion of the majority of Bristol's own branded hotels to a Crowne Plaza or other Holiday Inn brand. The franchise fees payable under these conversion agreements will be a phased-in percentage of 0% of room revenue in 1997, 1% in 1998, 3% in 1999 and 5% in 2000 and thereafter. Seven of these hotels have been or are expected to be converted by the end of 1998. (See Redevelopment and Rebranding Program.)

The Company obtained registration of the "Bristol" and "Bristol Suites" trademarks on June 25, 1996, and July 2, 1996, respectively, with the United States Patent and Trademark Office. The Company knows of approximately 15 lodging establishments located in the United States that use "Bristol" in their trade names, but which have no existing or historical relationship with the Company. Some of these establishments are located in areas where the Company has not previously used the Bristol name. Accordingly, others may be able to restrict the Company's use of the name in those markets. The Company has not registered or applied for any other trademarks in connection with any other hotel brand names that the Company utilizes.


MANAGEMENT AGREEMENTS

The Company acquired 15 management agreements in the Holiday Inn Acquisition, three of which were for joint ventures in which the Company purchased a 50% interest. The Company entered into one additional management agreement in the fall of 1997 unrelated to the Holiday Inn Acquisition. In December the Company purchased the remaining 50% interest in one of the joint ventures resulting in 15 total management agreements.

In general, the management agreements have remaining terms that range from one to 11 years (subject to extension or renewal), and are generally cancelable under certain conditions. The management agreements specify base fees, which are generally based on percentages of gross revenues and, in certain cases, also provide for incentive fees. These management contracts may contain provisions which allow the third party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Company cannot guarantee that it will continue to manage these properties to the contract expiration date.


COMPETITION

The Company competes primarily in the upscale and mid-priced with food and beverage full-service segment of the lodging industry, as defined by Smith Travel Research, a noted industry resource. Hotel chains such as Marriott, Hyatt and Embassy Suites are direct competitors of the Company; and in each geographic market in which the Company's hotels are located, there are other limited and full-service hotels that compete with the Company's hotels. In addition, the Company's food and beverage operations compete with local free-standing restaurants and bars. Some of the Company's competitors have larger networks of locations and greater financial resources than the Company. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if the older hotels are not refurbished on a regular basis. While newer limited-service hotels do not compete directly with the Company's larger full-service hotels, they do provide alternatives for guests who do not need the amenities of a full-service hotel.


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


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

During the fourth quarter of 1997, no matter was submitted to a vote of the Company's security holders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         RELATED SHAREHOLDER.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BH." The range of the high and low sales price of the Company's Common Stock as reported on the NYSE Composite Tape for each of the quarters during the years ended December 31, 1997 and 1996, as adjusted for the Stock Split, is set forth below:

                                       1997                1996
                                 -----------------   -----------------
                                  High       Low       High      Low
                                 -------   -------   -------   -------
          First quarter ......   $29.667   $21.083   $19.083   $16.250
          Second quarter .....    28.917    24.083    21.667    18.250
          Third quarter ......    28.250    25.500    21.417    17.500
          Fourth quarter .....    29.750    23.937    21.167    16.667


On March 6, 1998, the last reported sale price of the Common Stock on the NYSE was $25.25. On March 6, 1998, the Company had 66 stockholders of record. The Company believes the number of beneficial owners of its Common Stock to be approximately 2,200.

The Company has not paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. Instruments governing certain of the Company's indebtedness prohibit the payment of dividends on the Common Stock.

                                    PART II.


ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected historical financial data for the Company for the years ended December 31, 1997 and 1996, and the 11 months ended December 31, 1995, and unaudited pro forma financial data for the years ended December 31, 1997, 1996 and 1995, respectively. The unaudited pro forma financial data for the years ended December 31, 1997 and 1996 give effect to the Holiday Inn Acquisition and the refinancing (the New Credit Facility) of the indebtedness in connection with the Holiday Inn Acquisition (collectively the "HI Pro Forma Transactions") as if these transactions had occurred on January 1 of each period presented. The unaudited pro forma financial data for the Company for the year ended December 31, 1995, give effect to the Combination, the 1995 Senior Credit Facility, the Senior Notes and the IPO as if they had been consummated at the beginning of the period but do not give effect to the Holiday Inn Acquisition. The selected balance sheet data for the Company is presented as of December 31, 1997, 1996 and 1995.

The pro forma financial information presented is not necessarily indicative of what the actual financial position and results of operations of the Company would have been as of and for the periods indicated, nor does it purport to represent the Company's future financial position and results of operations. The financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Information and Results of Operations" and the financial statements and notes thereto included herein.

                             BRISTOL HOTEL COMPANY
          SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                      HISTORICAL
                                        ------------------------------------
                                                               ELEVEN MONTHS        PRO FORMA (UNAUDITED)
                                               YEAR ENDED          ENDED     -----------------------------------
                                              DECEMBER 31,      DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                        ----------------------  ------------ -----------------------------------
                                          1997          1996        1995       1997        1996 (1)     1995 (2)
                                        ---------    ---------  ------------ ---------    ---------    ---------
OPERATING DATA:

REVENUE:
  Rooms .............................   $ 377,380    $ 149,794   $ 115,771   $ 469,885    $ 421,278    $ 127,670
  Food, beverage and other ..........     127,138       62,046      49,424     156,162      150,598       54,012
                                        ---------    ---------   ---------   ---------    ---------    ---------
         Total revenue ..............     504,518      211,840     165,195     626,047      571,876      181,682
                                        ---------    ---------   ---------   ---------    ---------    ---------

OPERATING COSTS AND EXPENSES:
  Departmental expenses:
     Rooms ..........................     105,063       37,706      32,692     131,124      119,654       36,240
     Food, beverage and other .......      79,092       35,810      31,376      99,363       95,779       34,312
  Undistributed operating expenses:
     Administration and general,
        marketing ...................      78,694       33,821      28,254      99,465       95,995       30,504
     Property operating costs .......      79,633       28,402      24,738     100,907       85,115       26,804
     Depreciation and amortization ..      39,690       18,377      13,505      49,665       49,017       14,387
     Corporate expense ..............      24,450       10,958       8,035      24,787       21,412        8,691
                                        ---------    ---------   ---------   ---------    ---------    ---------
         Operating income ...........      97,896       46,766      26,595     120,736      104,904       30,744
                                        ---------    ---------   ---------   ---------    ---------    ---------

  Other expenses:
     Interest expense (3)  ..........      44,591       18,616      18,374      55,694       54,248       16,133
     Other non-operating expenses ...          --           --         430          --           --           93
     Equity in income of joint
         ventures ...................      (1,916)          --          --      (2,440)      (1,483)          --
     Income taxes ...................      22,007       10,401       2,822      26,317       20,158        5,226
                                        ---------    ---------   ---------   ---------    ---------    ---------

Income before extraordinary item ....      33,214       17,749       4,969      41,165       31,981        9,292

Extraordinary loss on early
    extinguishment of debt, net
    of income taxes .................      12,741           --       1,908      11,403           --           --
                                        ---------    ---------   ---------   ---------    ---------    ---------

Net income ..........................   $  20,473    $  17,749   $   3,061   $  29,762    $  31,981    $   9,292
                                        =========    =========   =========   =========    =========    =========

Diluted earnings per common and
  common equivalent share:
  Income before extraordinary item ..   $    0.87    $    0.70   $    0.28   $    1.03    $    0.81    $    0.37
  Net income ........................   $    0.53    $    0.70   $    0.17   $    0.75    $    0.81    $    0.37

Weighted average number of
   common and common
   equivalent shares outstanding
   - diluted (in thousands) .........      38,332       25,526      17,909      39,865       39,568       24,892


                             BRISTOL HOTEL COMPANY
    SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                           HISTORICAL
                                                               ------------------------------------
                                                                           DECEMBER 31,
                                                               ------------------------------------
                                                                  1997         1996         1995
                                                               ----------   ----------   ----------
BALANCE SHEET DATA:

  Cash and cash equivalents ................................   $   86,167   $    4,666   $    7,906
  Property and equipment - net .............................    1,439,167      552,564      470,705
  Total assets .............................................    1,666,638      592,788      512,901
  Long-term debt including
     current portion .......................................      717,319      232,694      170,544
  Stockholders' equity .....................................      648,794      252,157      236,122



     NOTES TO SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA


(1) Pro forma operating results for 1996 include the operations of the Holiday Inn - Stamford, which was purchased by Holiday Inn in July 1996.

(2) Pro forma operating results for 1995 include the operations of the Sheraton - Atlanta, a 368 room hotel purchased by the Company in June 1995 and exclude the operations of the Holiday Inn-West Loop, which was sold by the Company in July 1995.

(3) Pro forma interest expense for 1997 and 1996 reflects an increase in interest primarily as a result of additional debt incurred in connection with the Holiday Inn Acquisition. Pro forma interest expense for 1995 has been reduced from actual interest expense by $3.2 million related primarily to the reduction of debt with proceeds from the IPO.

The following tables set forth selected historical combined financial data for Harvey Hotel Companies as of and for the two years ended December 31, 1994 and 1993, and for the month ended January 31, 1995, which have been derived from financial statements audited by Price Waterhouse LLP, independent accountants, each of which financial statements is included or incorporated by reference herein. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere herein.

                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                  SELECTED HISTORICAL COMBINED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                      YEAR ENDED DECEMBER 31,
                                     MONTH ENDED      -----------------------
                                  JANUARY 31, 1995      1994           1993
                                  ----------------    --------       --------
OPERATING DATA:
REVENUE:
  Rooms .........................     $  4,006        $ 44,972       $ 39,968
  Food, beverage and other ......        1,937          25,379         24,054
                                      --------        --------       --------
  Total revenue .................        5,943          70,351         64,022
                                      --------        --------       --------

OPERATING COSTS AND EXPENSES:
Departmental expenses:
  Rooms .........................        1,124          10,344          9,469
  Food, beverage and other ......        1,055          14,835         14,600
Undistributed operating expenses:
  Administrative and general,
     marketing ..................          579          11,369         10,285
  Property operating costs ......          629          10,563         10,086
  Depreciation ..................          309           4,041          3,963
  Corporate expense .............          315           3,761          2,827
                                      --------        --------       --------
      Operating income ..........        1,932          15,438         12,792
                                      --------        --------       --------
Other (income) expenses:
  Interest expense, net .........          652           7,631          7,737
  Other non-operating income ....           --            (337)          (241)
                                      --------        --------       --------

Income before extraordinary item      $  1,280        $  8,144       $  5,296
                                      ========        ========       ========



                                                           DECEMBER 31,
                                                     -----------------------
                                                        1994         1993
                                                     ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents . . . . . . . . . . . . .  $    4,118   $      395
Property and equipment, net . . . . . . . . . . . .      80,635       72,387
Total assets  . . . . . . . . . . . . . . . . . . .     109,874       99,635
Long-term debt, including current portion . . . . .     114,054      112,963
Equity  . . . . . . . . . . . . . . . . . . . . . .     (11,988)     (20,604)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Historical results for the year ended December 31, 1997, include the Original Bristol Hotels and Holiday Inn - Plano, as well as the Holiday Inn Assets (except for HI - San Jose) and the 1997 Single Asset Purchases from their respective acquisition dates. Historical results for the year ended December 31, 1997, also reflect the management and the 50% joint venture ownership of the HI - San Jose from the Holiday Inn Acquisition date to November 1997 and the full ownership of the hotel for the month of December 1997. Historical results for the year ended December 31, 1996, include the Original Bristol Portfolio and Holiday Inn - Plano (as of May 31, 1996). The 45 owned hotels included in the Holiday Inn Assets are referred to below as the "Acquired Hotels."


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Actual Results

Total revenue increased 138.2% to $504.5 million for the year ended December 31, 1997, as compared to 1996 as a result of the inclusion of the Holiday Inn Assets and the 1997 Single Asset Purchases from their respective acquisition dates and the improved operating performance of the Original Bristol Portfolio. Revenue per available room ("RevPAR") for the Original Bristol Portfolio was $47.53 for the year ended December 31, 1997, compared to $43.92 for 1996, representing an 8.2% increase. The improvement in RevPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and average daily room rate ("ADR") for the Original Bristol Portfolio was 70.0% and $67.91, respectively, for the year ended December 31, 1997, compared to 64.4% and $68.21, respectively, for 1996. The change from 1996 to 1997 was also impacted by nonrecurring items in 1996 including the Atlanta Olympics and the renovations of the United Hotels. The Atlanta Olympics had a positive impact on results in 1996 due to the 100% occupancy experienced by the ten Atlanta hotels in the Original Bristol Portfolio during the 20 days of the Olympic games. Results for 1996 were also impacted by the renovations of 13 United Hotels throughout the year.

Rooms revenue as a percent of total revenue was 74.8% for the year ended December 31, 1997, as compared to 70.7% for the year ended December 31, 1996, resulting from the Acquired Hotels having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 151.9% increase in rooms revenue for the year ended December 31, 1997, compared to the same period in 1996 as compared to a 108.8% increase in food and beverage revenue.

Food and beverage revenue increased primarily due to the increase in the number of hotels and also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the year ended December 31, 1997 was $51.6 million, representing a 12% increase over 1996. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees relates primarily to the addition of the 15 management contracts acquired in the Holiday Inn Acquisition offset by the loss of two management agreements previously held by Bristol in 1996.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property operating costs divided by total revenue) was 32.1% for the year ended December 31, 1997, compared to 35.9% for the year ended December 31, 1996. The 3.8 percentage point decrease in gross operating margin is primarily attributable to declines in departmental operating margins and higher property operating costs related to property taxes and land rentals. Declines in departmental margins relate primarily to the integration of the Acquired Hotels, which have had historically lower margins. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a proportionately higher number of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $21.3 million for the year ended December 31, 1997, compared to 1996 as a result of the Holiday Inn Acquisition and the 1997 Single Asset Purchases. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

Corporate expenses for the year ended December 31, 1997, were $24.5 million compared to $11.0 million for 1996. Approximately $3.1 million of the increase relates to one-time costs incurred during the second quarter of 1997 for the closing and integration of the Holiday Inn Acquisition. The remaining increase relates primarily to the increase in the number of corporate employees and related costs and increased travel expenses as a result of the acquisition.

Interest expense for the year ended December 31, 1997, increased $26.0 million to $44.6 million primarily as a result of additional debt incurred to finance the Holiday Inn Acquisition as well as borrowings increasing ratably in 1996 to fund acquisitions and certain redevelopment costs.

Equity in income of joint ventures of $1.9 million for the year ended December 31, 1997, represents the Company's 50% interest in the earnings of the three joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, income before extraordinary items increased 87.1% to $33.2 million for the year ended December 31, 1997, compared to the year ended 1996 and diluted earnings per share increased 24.3% to $.87 for the year ended December 31, 1997, compared to $.70 for 1996. Recurring earnings for the year ended December 31, 1997 of $35.1 million, which exclude the extraordinary item of $12.7 million and the one-time costs related to the Holiday Inn Acquisition ($1.8 million, net of tax), represents a 138.8% increase over recurring earnings for the year ended December 31, 1996 of $14.7 million, which excludes a one-time gain related to the sale of marketable securities ($.3 million, net of tax), the positive impact of the Atlanta Olympics ($2.2 million, net of tax), and the litigation settlement gain ($.6 million, net of tax). Recurring diluted earnings per share of $.92 for the year ended December 31, 1997, represents a 58.6% improvement over 1996.

Pro Forma Results

Pro forma revenues increased $54.2 million, or 9.5%, to $626.0 million for the year ended December 31, 1997, compared to 1996, reflecting increases in rooms revenue and food and beverage revenue. Revenue increases reflect the addition of the 1997 Single Asset Purchases and improvements in RevPAR. RevPAR for the Original Bristol Portfolio was $47.53 for the year ended December 31, 1997, compared to $43.92 for the year ended December 31, 1996. This RevPAR increase is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. The Acquired Hotels achieved a 7.5% improvement in RevPAR for the year ended December 31, 1997, compared to 1996 primarily as a result of favorable results in the mid-priced with food and beverage sector as well as the strength of the Holiday Inn brand name and reservation system. RevPAR, occupancy and ADR for the Acquired Hotels for the year ended December 31, 1997, was $57.65, 73.2% and $78.74, respectively, compared to $53.62, 73.5% and $72.95, respectively, for 1996.

Pro forma operating income margin remained relatively consistent on a year-to-date basis. Pro forma operating income margin for the year ended December 31, 1997 was 19.3% compared to 18.3% for the 1996.

Pro forma interest expense increased by $1.4 million to $55.7 million for the year ended December 31, 1997, compared to 1996. This increase was due primarily to borrowings increasing ratably during 1996 to fund acquisitions and certain redevelopment costs.

Pro forma equity in income of joint ventures increased $1.0 million for the year ended December 31, 1997, compared to 1996. The increase is due to improvements in the operating results for the three hotels owned by the joint ventures.

As a result of the factors described above, pro forma income before extraordinary items increased to $41.2 million for the year ended December 31, 1997, from $32.0 million for the year ended December 31, 1996, an increase of 28.7% and pro forma diluted earnings per share increased 27.2% to $1.03 for the year ended December 31, 1997, compared to $.81 in 1996.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996, COMPARED WITH PRO FORMA YEAR ENDED DECEMBER 31, 1995

Revenues increased from $181.7 million for the pro forma year ended December 31, 1995 to $211.8 million, an increase of $30.1 million, or 16.6%, for the year ended December 31, 1996. The increase is primarily attributable to the addition of the Holiday Inn Plano in May 1996, the completion of the renovation and redevelopment of the United Hotels and the application of the Company's operating strategies to the United Hotels. The hotels in the United Hotels portfolio that had substantially completed renovations by the end of 1995 (the "Phase I" hotels) posted gains in total hotel revenue in excess of 60%, with only a 5.3% increase in available rooms from 1995 to 1996. The positive impact of applying the Company's operating strategies to the United Hotels is also evidenced by the 17% increase in occupancy for the Phase I hotels and a 16.1% increase in hotel revenue for those hotels. (Although the Company took over management of the United Hotels in February 1995, the operating strategy integration was a several month process.) The Atlanta Olympics also had a positive impact on 1996 results as compared to 1995. Increases in total hotel revenues were partially offset by declines in total revenues for the United Hotels undergoing renovations in 1996. The increase in total revenues reflects increases in all revenue categories, as discussed below.

Hotel room revenues were $149.8 million for the year ended December 31, 1996, an increase of $22.1 million, or 17.3%, from the pro forma year ended December 31, 1995, due primarily to improved occupancy and average daily room rates of 67.4% and $68.24, respectively, for the year ended December 31, 1996, as compared to 64.1% and $62.67, respectively, for the pro forma year ended December 31, 1995. Rooms department operating margins increased to 74.8% from 71.6%, benefiting from a higher number of occupied rooms and the availability of rooms in 1996 which were undergoing renovation and unavailable during 1995.

Food and beverage revenues improved by $4.7 million to $44.3 million for the year ended December 31, 1996, from $39.6 million for the pro forma year ended December 31, 1995, due primarily to the higher occupancy levels in the Company's hotels and increased focus on banquet and catering business for the United Hotels. Food and beverage department margins increased to 29.5% from 24.8%, primarily as a result of applying the Company's operating strategies to the United Hotels.

Other revenues increased 23.1%, or by $3.3 million, to $17.7 million for the year ended December 31, 1996. The Company sold marketable securities in the third quarter of 1996, resulting in a gain of approximately $0.5 million. In addition, the Company recognized gains of $0.9 million and $0.5 million as a result of the settlement of certain litigation and the early termination of a management agreement, respectively. Other revenues also increased as a result of improved occupancy, and the increased emphasis on maximizing telephone revenue.

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

Operating income increased to $46.8 million for the year ended December 31, 1996, from $30.7 million for the pro forma year ended December 31, 1995. This $16.1 million, or 52.4%, increase was due primarily to increased revenues and the improvements in departmental performance noted above. In addition, administration and general and marketing expenses have stabilized. Combined administrative and general and marketing expenses increased 10.9% for the year ended December 31, 1996, compared to the pro forma year ended December 31, 1995, in contrast to a 14.2% increase from the pro forma year ended December 31, 1994, as compared to 1995.

Corporate expenses increased to $10.9 million for the year ended December 31, 1996, as compared to $8.7 million for the pro forma year ended December 31, 1995. The increase of $2.2 million is primarily related to additional costs incurred during 1996 to establish the Company as a public entity as well as costs incurred in connection with the establishment of an acquisition department.

Depreciation expense was $18.4 million for the year ended December 31, 1996, a $3.9 million increase from the pro forma year ended December 31, 1995. The increase is a result of the renovation costs associated with certain United Hotels being placed in service during 1996.

Interest expense increased by $2.5 million to $18.6 million for the year ended December 31, 1996, compared to the pro forma year ended December 31, 1995. This increase was due primarily to increased borrowings during 1996 for the costs of the United Hotels renovations and the acquisition of the Holiday Inn Plano in May 1996.

As a result of the factors described above, net income increased to $17.7 million for the year ended December 31, 1996, from $9.3 million for the pro forma year ended December 31, 1995, an increase of 91.0%.

PERFORMANCE OF REDEVELOPED ASSETS

In February 1997, the Company completed the last phase of its renovation program that had commenced in the spring of 1995. The total cost of the program was approximately $130 million and included 20 hotels with approximately 5,400 rooms. Excluding the Company's hotels in Jackson, Mississippi, the return on redevelopment capital for the full-service assets substantially complete as of December 1996 was approximately 20%. (Return on redevelopment capital is defined as the improvement in EBITDA, defined below, for the twelve months immediately preceding each hotel's start of renovation compared to the year ended December 31, 1997.) The Company's limited-service assets also substantially complete as of December 1996 achieved a return on redevelopment capital of approximately 12%. These considerable returns are primarily attributable to substantial improvements in RevPAR and food and beverage revenue as well as enhanced operating margins.

With respect to the Company's portfolio in Jackson, Mississippi, the Company's redeveloped assets have not yet reached similar returns. Market occupancies in Jackson have averaged around 60%, limiting the Company's opportunities to greatly improve average daily rates. As a result, the performance of the assets to date have not yet met the Company's expectations, thereby lowering the Company's overall return on redevelopment capital for all assets substantially complete as of December 1996 to approximately 13%. However, the Company is proactively defining alternative strategies including brand conversions in order to enhance the performance of the Jackson portfolio. The Company remains optimistic that adding stronger brand names to these hotels and revising the operating cost structure will, over time, produce acceptable returns on the redeveloped assets. Early results for the downtown Jackson hotel which converted to the Crowne Plaza brand in late 1997 are extremely encouraging. A brand conversion is likely for the other non-branded hotel in Jackson over time.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital to fund its operational and capital needs is cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization). EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements. EBITDA totaled $139.5 million for the year ended December 31, 1997, compared to $65.1 million for the year ended December 31, 1996, an increase of 114.3%. The Company filed a registration statement relating to the issuance from time to time of up to $500 million of equity or debt securities, which was partially utilized with the Offering, and expects from time to time to consider the possible issuance of other debt or equity securities thereunder.

The Company's net cash provided by operations totaled $75.0 million for the year ended December 31, 1997, compared to $40.6 million for 1996. The Company's cash and cash equivalent assets were $86.2 million and $4.7 million at December 31, 1997 and 1996, respectively. The $34.4 million increase in net cash provided by operating activities from 1996 to 1997 relates primarily to the increase in income before depreciation and amortization and an increase in working capital offset by an increase in restricted cash. The increase in working capital relates primarily to the Holiday Inn Acquisition and the resulting increases in accounts receivable offset by the increases in accounts payable and accrued expenses. The increase in restricted cash relates primarily to reserves for real estate taxes and capital expenditures deposited in accordance with the terms of the Refinancing.

The Company anticipates using cash on hand along with cash from operations to fund the Redevelopment and Rebranding Program and planned capital projects scheduled for completion up to the date of the proposed merger, at which time FelCor will assume responsibility for funding capital expenditures.

The Redevelopment and Rebranding Program, which started in November 1997, is expected to continue throughout 1998 and 1999 at a total cost of approximately $331 million. This activity includes approximately $245 million for the HI Renovations, $32 million to renovate and rebrand several of the hotels in the Original Bristol Portfolio, and $54 million for the redevelopment and rebranding of the 1997 Single Asset Purchases. In addition to the amounts funded in 1997, the Company anticipates spending $175 million in 1998, approximately $100 million in 1999 and the remainder thereafter to fund this redevelopment. In addition to the Redevelopment and Rebranding Program, the Company plans to spend approximately $18 million on capital projects during 1998. As noted above, the Company plans to fund these costs with cash from operations scheduled for completion up to the date of the proposed merger, at which time FelCor will assume responsibility for funding capital expenditures.

YEAR 2000 ISSUE

The Company has reviewed its computer systems and has determined that the majority of the systems are Year 2000 compliant. There are, however, a few computer systems including automated time clock systems, certain embedded systems such as phone systems and certain other third-party reservation systems that may require reprogramming. The Company has initiated a comprehensive program to identify, correct or reprogram, and test these systems and anticipates that all reprogramming efforts will be substantially complete by December 31, 1998, thereby allowing adequate time for testing. Management will assess the Year 2000 compliance expense and related potential effect on the Company's earnings by June 1998, and does not anticipate that such expense or effect will be material.

SEASONALITY

The lodging industry is affected by seasonal patterns. At most of the Company's hotels, demand is higher in the second and third quarters than during the remainder of the year. The Company's results are also impacted during periods of renovation when rooms are placed out of service. The Company expects to have approximately 376,000 and 280,000 rooms out of service in 1998 and 1999, respectively, in conjunction with the Redevelopment and Rebranding Program.

INFLATION

The Company is impacted by inflation in both the general price movement of certain costs of the operations of its hotels and in the ability to increase the rates charged to its guests for rooms, food and beverage and other services.

Many of the costs of operating the hotels can be fixed for certain periods of time, reducing the short-term effects of changes in the rate of inflation.
Room rates, which are set on a daily basis, can be rapidly changed to meet changes in inflation rates (as well as other changing market conditions). The Company believes that given the favorable demand/supply balance in the hotel segments in which it operates, increases in inflation from today's relatively low rates will not have an adverse impact on profits generated by the Company's hotels.

Changes in the rate of inflation could impact the level of short-term interest rates. The Company does not anticipate a significant increase or decrease in the level of short-term interest rates, and, since the Company has no floating rate debt currently outstanding, the Company does not believe that it has any significant exposure should a rise in market interest rates occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated and is incorporated into this item by reference:


                                                                           Page
                                                                           ----
Reports of Independent Public Accountants . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .   F-3

Consolidated and Combined Statements of Income  . . . . . . . . . . . . .   F-4

Consolidated Statements of Changes in Stockholders' Equity  . . . . . . .   F-5

Consolidated and Combined Statements of Cash Flows  . . . . . . . . . . .   F-6

Notes to Consolidated and Combined Financial Statements . . . . . . . . .   F-8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 17, 1996, the Company appointed Arthur Andersen LLP as independent accountants for fiscal 1996 to replace Price Waterhouse LLP effective with such appointment. The change in independent accountants was approved by the Audit Committee of the Company's Board of Directors and the Company's stockholders.

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

                                   PART III.

The information called for by Items 10-13 is incorporated by reference to the sections of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


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

      3. The list of exhibits contained in the Index to Exhibits is incorporated herein by reference.

  (b) REPORTS ON FORM 8-K

           Current Report on Form 8-K dated November 14, 1997, containing the financial statements of Bristol Hotel Asset Company for the period ended September 30, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bristol Hotel Company

We have audited the accompanying consolidated balance sheets of Bristol Hotel Company (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bristol Hotel Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Dallas, Texas
    February 6, 1998 (except with respect
    to the matter discussed in Note 20 as
    to which the date is March 25, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bristol Hotel Company

In our opinion, the accompanying consolidated statements of income, of changes in stockholders' equity and of cash flows for Bristol Hotel Company and its subsidiaries ("Company") and the combined statements of income and cash flows for Harvey Hotel Companies ("Predecessor") present fairly, in all material respects, the results of operations and cash flows of the Company and its Predecessor for the eleven months ended December 31, 1995 and for the one month ended January 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company and its Predecessor's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Bristol Hotel Company and its subsidiaries for any period subsequent to December 31, 1995.





PRICE WATERHOUSE LLP


Dallas, Texas
February 23, 1996

                             BRISTOL HOTEL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                         December 31,  December 31,
                                                                            1997          1996
                                                                         ------------  ------------
                                       ASSETS

Current assets
   Cash and cash equivalents ..........................................   $   86,167   $    4,666
   Trading securities .................................................          103          116
   Accounts receivable (net of allowance of $2,259 and $344)  .........       31,305       10,501
   Inventory ..........................................................        8,286        3,320
   Deposits ...........................................................        7,569        5,404
   Other current assets ...............................................        1,626          950
                                                                          ----------   ----------
              Total current assets ....................................      135,056       24,957
                                                                          ----------   ----------

Property and equipment (net of accumulated depreciation
   of $76,172 and $31,071)  ...........................................    1,439,167      552,564

Other assets
   Restricted cash ....................................................        9,283        3,069
   Investments in joint ventures, net .................................       12,396           --
   Goodwill (net of accumulated amortization of $891) .................       52,773           --
   Deferred charges and other noncurrent assets (net of
       accumulated amortization of $1,965 and $2,144) .................       17,963       12,198
                                                                          ----------   ----------

              Total assets ............................................   $1,666,638   $  592,788
                                                                          ==========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt ..................................   $    8,455   $   15,769
   Accounts payable and accrued expenses ..............................       27,366       10,626
   Accrued construction costs .........................................        1,330        4,797
   Accrued property, sales and use taxes ..............................       15,911        7,346
   Accrued insurance reserves .........................................        9,530        6,920
   Advance deposits ...................................................        1,156          278
                                                                          ----------   ----------
              Total current liabilities ...............................       63,748       45,736
                                                                          ----------   ----------

Long-term debt, excluding current portion .............................      708,864      216,925
Deferred income taxes .................................................      242,530       75,619
Other liabilities .....................................................        2,702        2,351
                                                                          ----------   ----------
              Total liabilities .......................................    1,017,844      340,631
                                                                          ----------   ----------

Common stock ($.01 par value; 150,000,000 shares
   authorized, 45,734,472 and 24,848,760 shares issued
   at December 31, 1997 and 1996, respectively, and
   43,641,401 and 24,848,760 shares outstanding at
   December 31, 1997 and 1996, respectively)  .........................          436          166
Additional paid-in capital ............................................      606,935      231,181
Cumulative translation adjustment .....................................          286           --
Retained earnings .....................................................       41,137       20,810
                                                                          ----------   ----------
              Total stockholders' equity ..............................      648,794      252,157
                                                                          ----------   ----------

              Total liabilities and stockholders' equity ..............   $1,666,638   $  592,788
                                                                          ==========   ==========


   The accompanying notes are an integral part of these consolidated balance sheets.

                             BRISTOL HOTEL COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                         COMBINED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                                                                  HARVEY HOTEL
                                                                      BRISTOL HOTEL COMPANY                        COMPANIES
                                                  ----------------------------------------------------------    -----------------
                                                                                                Eleven
                                                      Year Ended           Year Ended        Months Ended          Month Ended
                                                  December 31, 1997    December 31, 1996   December 31, 1995    January 31, 1995
                                                  -----------------    -----------------   -----------------    -----------------
REVENUE:
  Rooms ......................................... $         377,380    $         149,794   $         115,771    $           4,006
  Food and beverage .............................            92,596               44,344              36,070                1,505
  Management fees ...............................             4,948                2,513               1,382                   34
  Other .........................................            29,594               15,189              11,972                  398
                                                  -----------------    -----------------   -----------------    -----------------
    Total revenue ...............................           504,518              211,840             165,195                5,943
                                                  -----------------    -----------------   -----------------    -----------------

OPERATING COSTS AND EXPENSES:
  Departmental expenses:
    Rooms .......................................           105,063               37,706              32,692                1,124
    Food and beverage ...........................            69,766               31,282              27,118                1,006
    Other .......................................             9,326                4,528               4,258                   49
  Undistributed operating expenses:
    Administrative and general ..................            44,255               18,266              16,184                  186
    Marketing ...................................            34,439               15,555              12,070                  393
    Property operating costs ....................            44,303               17,499              16,313                  360
    Property taxes, rent and insurance ..........            35,330               10,903               8,425                  269
    Depreciation and amortization ...............            39,690               18,377              13,505                  309
    Corporate expense ...........................            24,450               10,958               8,035                  315
                                                  -----------------    -----------------   -----------------    -----------------
Operating income ................................            97,896               46,766              26,595                1,932
                                                  -----------------    -----------------   -----------------    -----------------

Other (income) expense:
  Interest expense ..............................            44,591               18,616              18,374                  652
  Equity in income of joint ventures ............            (1,916)                  --                  --                   --
  Other .........................................                --                   --                 257                   --
                                                  -----------------    -----------------   -----------------    -----------------

Income before minority interest, income taxes,
   extra-ordinary items and pro forma income
   taxes ........................................            55,221               28,150               7,964                1,280
Minority interest ...............................                --                   --                 173                   --
                                                  -----------------    -----------------   -----------------    -----------------
Income before income taxes, extraordinary items
   and pro forma income taxes ...................            55,218               28,150               7,791                1,280
Income taxes ....................................            22,007               10,401               2,822                   --
                                                  -----------------    -----------------   -----------------    -----------------
Income before extraordinary items and pro forma
   income taxes .................................            33,214               17,749               4,969                1,280
Extraordinary loss on early extinguishment
   of debt, net of tax ..........................           (12,741)                  --              (1,908)                  --
                                                  -----------------    -----------------   -----------------    -----------------
Net income before pro forma income taxes ........ $          20,473    $          17,749   $           3,061                1,280
                                                  =================    =================   =================
Pro forma income taxes (Unaudited)...............                                                                             435
                                                                                                                -----------------
Net income after pro forma income tax expense
   (Unaudited)  .................................                                                               $             845
                                                                                                                =================

Earnings per common and common equivalent share:
  Income before extraordinary item:
    Basic ....................................... $            0.89    $            0.71   $            0.28                   --
    Diluted ..................................... $            0.87    $            0.70   $            0.28                   --
  Net income:
    Basic ....................................... $            0.55    $            0.71   $            0.17                   --
    Diluted ..................................... $            0.53    $            0.70   $            0.17                   --
Weighted average number of common and common
    equivalent shares outstanding:
  Basic .........................................        37,359,364           24,848,760          17,857,936                   --
  Diluted .......................................        38,332,302           25,526,413          17,908,955                   --


 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)





                                               COMMON STOCK       ADDITIONAL  UNREALIZED   CUMULATIVE   RETAINED
                                          ----------------------   PAID-IN    GAIN (LOSS)  TRANSLATION  EARNINGS
                                            SHARES      AMOUNT     CAPITAL   ON SECURITIES ADJUSTMENT   (DEFICIT)      TOTAL
                                          ----------  ----------  ---------- ------------- -----------  ----------   ----------
Balance at January 31, 1995 ............   9,856,178  $       99  $  123,104   $       --   $       --  $       --   $  123,203
  Unrealized gain on securities, net ...          --          --          --          262           --          --          262
  Issuance of common stock .............   6,709,662          67     109,529           --           --          --      109,596
  Net of income ........................          --          --          --           --           --       3,061        3,061
                                          ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1995 ...........  16,565,840         166     232,633          262           --       3,061      236,122
  Reclass securities to trading ........          --          --          --         (262)          --          --         (262)
  Employee stock options ...............          --          --         216           --           --          --          216
  Adjustment to offering costs for
    1995 common stock issuance .........          --          --      (1,668)          --           --          --       (1,668)
  Net income ...........................          --          --          --           --           --      17,749       17,749
                                          ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1996 ...........  16,565,840         166     231,181           --           --      20,810      252,157
  Employee stock options ...............          --          --         296           --           --          --          296
  Exercise of employee stock options ...       6,619          --         114           --           --          --          114
  Issuance of stock in Holiday Inn
  Acquisition ..........................   9,361,308          93     267,874           --           --          --      267,967
  Issuance of common stock, net of
    costs ..............................   3,162,500          31     107,470           --           --          --      107,501
  Stock split ..........................  14,545,134         146          --           --           --        (146)          --
  Foreign currency translation .........          --          --          --           --          286          --          286
  Net income ...........................          --          --          --           --           --      20,473       20,473
                                          ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1997 ...........  43,641,401  $      436  $  606,935   $       --   $      286  $   41,137   $  648,794
                                          ==========  ==========  ==========   ==========   ==========  ==========   ==========


 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                       COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                                  HARVEY HOTEL
                                                                       BRISTOL HOTEL COMPANY                        COMPANIES
                                                    ---------------------------------------------------------   ------------------
                                                                                                 Eleven
                                                       Year Ended          Year Ended         Months Ended        Month Ended
                                                    December 31, 1997   December 31, 1996   December 31, 1995   January 31, 1995
                                                    -----------------   -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................  $          20,473   $          17,749   $           3,061   $           1,280
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ................             39,690              18,377              13,505                 309
    Amortization of deferred financing fees ......              2,749               2,062                  --                  --
    Other ........................................                 --                  --                 602                  --
    Equity in earnings of joint ventures .........             (1,399)                 --                  --                  --
    Compensation expense recognized for
      employee stock options .....................                410                 216                  --                  --
    Unrealized gain on marketable securities .....                 --                (378)                 --                  --
    Non-cash portion of extraordinary item,
      net of tax .................................             11,009                  --               1,908                  --
  Changes in assets and liabilities:
    Changes in working capital ...................              1,645                (684)               (714)                641
    Decrease (increase) in restricted cash .......             (6,214)             (2,449)              2,860                 (84)
    Distributions from joint ventures ............                650                  --                  --                  --
    Increase (decrease) in other liabilities .....                217                (460)             (4,260)                421
    Deferred tax provision .......................              5,805               6,171                (326)                 --
                                                    -----------------   -----------------   -----------------   -----------------

       Net cash provided by operating
         activities ..............................             75,035              40,604              16,636               2,567
                                                    -----------------   -----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to property and equipment .........            (54,071)            (93,936)            (60,941)               (721)
  Purchases of property and equipment,
    net of associated debt .......................            (86,977)             (6,300)            (20,000)                 --
  Sales of property and equipment ................                 --                  --               4,711                  --
  Holiday Inn Acquisition, net of costs ..........           (400,159)                 --                  --                  --
  Sales of marketable securities .................                 --                 726                  --               1,928
                                                    -----------------   -----------------   -----------------   -----------------

       Net cash provided by (used in)
         investing activities ....................           (541,207)            (99,510)            (76,230)              1,207
                                                    -----------------   -----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Refinancing ......................            600,000                  --                  --                  --
  Proceeds from New Credit Facility ..............            560,000                  --                  --                  --
  Repayment of New Credit Facility ...............           (560,000)                 --                  --                  --
  Paydown of Senior Notes ........................            (40,000)                 --                  --                  --
  Proceeds from Offering, net of costs ...........            107,852                  --                  --                  --
  Early extinguishment of long-term debt .........           (133,540)                 --                  --                  --
  Distributions to predecessor equity holders ....                 --                  --              (4,140)             (8,009)
  Additions to notes receivable - partners .......                 --                  --                  --                 488
  Principal payments and extinguishment of
    long-term debt ...............................             (7,058)             (4,826)           (156,612)               (121)
  Proceeds from issuance of long-term debt .......             43,410              66,976             123,387                  --
  Payment of offering costs ......................                 --              (1,342)                 --                  --
  Proceeds from affiliate ........................                 --                  --              19,900                  --
  Proceeds from initial public offering,
    net of offering costs ........................                 --                  --              88,557                  --
  Dividend paid to minority partner ..............                 --                  --                (335)                 --
  Decrease in accounts receivable affiliate ......                 --                  --                 542                  --
  Decrease (increase) in deferred charges
    and other non-current assets ..................           (22,991)             (5,142)             (9,212)                316
                                                    -----------------   -----------------   -----------------   -----------------

      Net cash provided by (used in)
         financing activities ....................            547,673              55,666              62,087              (7,326)
                                                    -----------------   -----------------   -----------------   -----------------


 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                 COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)


                                                                                                                  HARVEY HOTEL
                                                                       BRISTOL HOTEL COMPANY                       COMPANIES
                                                      -------------------------------------------------------  -----------------
                                                                                                 Eleven
                                                          Year Ended         Year Ended       Months Ended       Month Ended
                                                      December 31, 1997  December 31, 1996  December 31, 1995  January 31, 1995
                                                      -----------------  -----------------  -----------------  -----------------
Net increase (decrease) in cash and
  cash equivalents .................................  $          81,501  $          (3,240) $           2,493  $          (3,552)

Cash and cash equivalents at beginning of period ...              4,666              7,906              5,413              4,118
                                                      -----------------  -----------------  -----------------  -----------------

Cash and cash equivalents at end of period .........  $          86,167  $           4,666  $           7,906  $             566
                                                      =================  =================  =================  =================

Supplemental cash flow information:
  Interest paid ....................................  $          39,706  $          17,696  $          17,111  $             330
                                                      =================  =================  =================  =================
  Income taxes paid ................................  $          10,942  $           3,543  $           2,685  $              --
                                                      =================  =================  =================  =================

Non-cash investing and financing activities:
  Debt assumed to acquire property
    and equipment ..................................  $          21,813  $              --  $          12,100  $              --
                                                      =================  =================  =================  =================
  Sale of non-hotel properties for assumption
    of liabilities .................................  $              --  $              --  $           4,723  $              --
                                                      =================  =================  =================  =================
  Purchase of minority interest for common stock ...  $              --  $              --  $           1,110  $              --
                                                      =================  =================  =================  =================

Common stock issued in Holiday Inn Acquisition .....  $         267,967  $              --  $              --  $              --
                                                      =================  =================  =================  =================


 The accompanying notes are an integral part of these consolidated and combined financial statements.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Bristol Hotel Company (the "Company") is a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries (together, "Harvey Hotel Companies" or "Predecessor") and United Inns, Inc. ("United Inns") (collectively, the "Combination"). The Company owns 86 hotels and manages 15 additional hotels, two of which are owned by joint ventures in which the Company owns a 50% interest. The properties, which contain approximately 28,800 rooms, are located in 22 states, the District of Columbia and Canada. The Company acquired the ownership and/or management of 60 of these properties on April 28, 1997 (the "Holiday Inn Acquisition"). The Combination and the Holiday Inn Acquisition are more fully described in Note 3.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The combined financial statements of the Predecessor include the accounts of Harvey Hotel Company and related entities, all of which were under common control. The owners of these entities combined their interests for the purpose of forming a new entity which was acquired by the Company. The accounts of United Inns and its subsidiaries are included from February 1, 1995, the date of acquisition. The results of operations of the hotels acquired in the Holiday Inn Acquisition have been included in the Company's financial statements since April 28, 1997. All significant intercompany accounts and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include unrestricted cash in banks and cash on hand. Liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

      TRADING SECURITIES

      Marketable securities consist primarily of equity securities and mutual fund shares. Equity securities have been classified as either: (i) available-for-sale, which are reported at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of changes in equity; or (ii) trading securities, which are reported at fair value, with unrealized holding gains and losses for trading securities included in earnings. At December 31, 1997 and 1996, all marketable securities owned by the Company were classified as trading securities.

      ACCOUNTS RECEIVABLE

      Accounts receivable in the balance sheets are expected to be collected within one year and are net of estimated uncollectible amounts of $2,259,000 and $344,000, at December 31, 1997 and 1996, respectively.

      Valuation and qualifying accounts consist of allowance for doubtful accounts as follows (in thousands):

                                                                                Write-Off of
                                                         Balance at  Charged to   Amounts     Balance at
                                                         Beginning   Costs and   Previously     End of
                                                         of Period    Expenses    Reserved      Period
                                                         ----------  ---------- ------------  ----------
      Company

         Year ended December 31, 1997 .................  $      344  $    2,306  $     (391)  $    2,259
         Year ended December 31, 1996 .................         620         251        (527)         344
         Eleven months ended December 31, 1995 ........         221         796        (397)         620

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INVENTORY

      Inventory, consisting primarily of food and beverage products as well as consumable supplies, is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

      DEFERRED CHARGES AND OTHER NONCURRENT ASSETS

      Deferred charges and other noncurrent assets consist primarily of financing costs which are amortized over the life of the related loan. The amounts reported in the balance sheets at December 31, 1997 and 1996, are net of accumulated amortization of $1,965,000 and $2,144,000, respectively.

      PROPERTY AND EQUIPMENT

      The Company recorded the Combination and the Holiday Inn Acquisition on the basis of an allocation of the purchase price based on the fair market value of the assets acquired at the date of acquisition. Subsequent additions and improvements are capitalized at their cost, including interest costs associated with the renovation of certain hotels.
      Interest capitalized during the years ended December 31, 1997 and 1996 was $1,628,000 and $2,100,000, respectively.

      The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

                                              BRISTOL HOTEL COMPANY        HARVEY HOTEL COMPANIES
                                              ---------------------        ----------------------
         Buildings                                 35-40 years                  31-35 years
         Furniture, fixtures and equipment         3-15 years                     7 years
         Automobiles and trucks                      3 years                      3 years
         Leasehold improvements               Lease term or useful          Lease term or useful
                                            life, whichever is less       life, whichever is less

      Depreciation and amortization expense recorded for the years ended December 31, 1997 and 1996, and the eleven months ended December 31, 1995 was $39.7 million, $18.4 million, and $13.5 million, respectively.

      The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). As of December 31, 1997 and 1996, no impairment losses have been incurred. The assets, which were classified as available for sale as of December 31, 1996, were reclassified to held and used in the second quarter of 1997.

      RESTRICTED CASH

      Restricted cash consists of (i) funds placed in reserve for the replacement of furniture, fixtures and equipment, and (ii) tax and insurance reserves. The Company is required to deposit monthly with various lenders amounts of three to four percent of hotel revenues for replacement reserves plus the tax and insurance escrow. As tax and insurance payments are made and improvements are completed, the Company is reimbursed from the reserves.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") was issued. Under SFAS 128, basic earnings per share ("EPS") is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. SFAS 128 replaces fully diluted EPS, which the Company was not previously required to report, with EPS, assuming dilution ("diluted EPS"). The Company calculates diluted EPS assuming all outstanding options to purchase common stock have been exercised at the beginning of the year (or the time of issuance, if later). The dilutive effect of the outstanding options is reflected by application of the treasury stock method, whereby the proceeds from the exercised options are assumed to be used to purchase common stock at the average market price during the period. The Company adopted SFAS 128 effective December 15, 1997. All prior period EPS data have been restated. The effect of this accounting change on previously reported EPS data is not significant. The following table reconciles the computation of basic EPS to diluted EPS:

                                                                                  PER SHARE
                                                        NET EARNINGS  SHARES       AMOUNT
                                                        ------------ ----------   ---------
                                                      ($ in thousands)
         For the year ended December 31, 1997:
           Income before extraordinary item
              per share ...............................  $   33,214  37,359,364    $ 0.89

           Effect of options ..........................          --     972,938
                                                         ----------  ----------
           Income before extraordinary item per
              share, assuming dilution ................  $   33,214  38,332,302    $ 0.87
                                                         ==========  ==========

           Net income per share .......................  $   20,473  37,359,364    $ 0.55

           Effect of options ..........................          --     972,938
                                                         ----------  ----------
           Net income per share, assuming dilution ....  $   20,473  38,332,302    $ 0.53
                                                         ==========  ==========

         For the year ended December 31, 1996:
           Income before extraordinary item
              per share ...............................  $   17,749  24,848,760    $ 0.71

           Effect of options ..........................          --     677,653
                                                         ----------  ----------
           Income before extraordinary item per
              share, assuming dilution ................  $   17,749  25,526,413    $ 0.70
                                                         ==========  ==========

           Net income per share .......................  $   17,749  24,848,760    $ 0.71

           Effect of options ..........................          --     677,653
                                                         ----------  ----------
           Net income per share, assuming dilution ....  $   17,749  25,526,413    $ 0.70
                                                         ==========  ==========

         For the 11 months ended December 31, 1995:
           Income before extraordinary item
              per share ...............................  $    4,969  17,857,936    $ 0.28

           Effect of options ..........................          --      51,019
                                                         ----------  ----------
           Income before extraordinary item per
              share, assuming dilution ................  $    4,969  17,908,955    $ 0.28
                                                         ==========  ==========

           Net income per share .......................  $    3,061  17,857,936    $ 0.17

           Effect of options ..........................          --      51,019
                                                         ----------  ----------
           Net income per share, assuming dilution ....  $    3,061  17,908,955    $ 0.17
                                                         ==========  ==========

Earnings per share have been retroactively adjusted for the effect of stock splits.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FOREIGN CURRENCY TRANSACTIONS

      As part of the Holiday Inn Acquisition, the Company acquired six hotels in Canada. Results of operations for those hotels are maintained in Canadian dollars and translated using average exchange rates during the period. Currency transaction losses are included in net income and were $303,000 for the year ended December 31, 1997. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment. Cumulative currency translation gains included in stockholders' equity at December 31, 1997 were $286,000.

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

           Harvey Hotel Corporation accounted for the tax effect of net income or loss in accordance with SFAS 109. However, because of the changes in ownership (see Note 1), realization of the benefit of the accumulated losses is uncertain and, therefore, has not been recorded in the combined financial statements.

      EARNINGS PER SHARE

      Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. The 1995 weighted average shares outstanding has been calculated using the treasury stock method and as if Holdings' shares of 1,768,000 (see Note 3) had been outstanding since February 1, 1995. The 1997 and 1996 weighted average shares is calculated using the treasury stock method, giving effect to the common equivalent shares outstanding as of December 31, 1997 and 1996. The common equivalent shares include officer and director stock options which have been deemed exercised at the issue date using the treasury method for the purposes of computing earnings per share. The Company has no other potentially dilutive securities.

      All weighted average share and per share data presented are calculated in accordance with SFAS 128, which calls for both basic and diluted weighted average share presentation. All prior period amounts have been restated in accordance with SFAS 128. The Company believes that there has been no impact on its financial statements from the implementation of SFAS 128, as the weighted average shares previously used in calculating earnings per share are the same as the diluted weighted average shares calculated under SFAS 128.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      EARNINGS PER SHARE (continued)

      On June 23, 1997, the Company's Board of Directors declared a three-for-two stock split, effective in the form of a stock dividend for shareholders of record June 30, 1997, which was distributed July 15, 1997 (the "Stock Split"). All per share data and the average common and common equivalent shares issued and outstanding have been adjusted to reflect the Stock Split for all periods presented.

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

3.    ACQUISITIONS

      UNITED INNS ACQUISITION

      On January 27, 1995, United/Harvey Holdings L.P. ("Holdings") acquired the common stock of United Inns for an aggregate purchase price of $67 million plus the assumption of United Inns' liabilities. The acquisition was accounted for as a purchase and the purchase price was allocated to the net assets acquired. Under the acquisition agreement, Holdings, Harvey Hotel Companies, H. K. Huie, Jr., the Harvey Management Equity Holders and the other parties thereto, the following occurred: (1) Holdings contributed to the Company all of the outstanding capital stock of United Inns, approximately $15.1 million in cash and certain cash advances previously made for the benefit of Harvey Hotel Companies in exchange for an aggregate of 68.1% of the Company's Common Stock; (2) the Harvey Management Equity Holders collectively contributed to the Company 46.4% of the outstanding partnership interests in Harvey Hotel Companies in exchange for an aggregate of 20.6% of the Company's Common Stock; and
      (3) Mr. Huie contributed 25.3% of his 50.6% outstanding partnership interest in Harvey Hotel Companies for 11.3% of the Company's Common Stock. In addition, Mr. Huie and two of his daughters sold to the Company approximately 27.3% of the outstanding partnership interests in Harvey Hotel Companies for approximately $15.1 million in cash plus interest.

      As a result of these transactions, Holdings, Mr. Huie and the Harvey Management Equity Holders became the stockholders of the Company, the Company became the sole stockholder of United Inns, the Company became the indirect owner of 99% of the outstanding partnership interests in Harvey Hotel Companies, and in connection therewith, a wholly owned subsidiary of the Company became the managing general partner of Harvey Hotel Companies. Subsequently, one of Mr. Huie's daughters, who did not participate in the Combination, sold her 1.0% limited partnership interest in Harvey Hotel Companies (See Note 15).

      The aggregate purchase price for Harvey Hotel Companies of $55 million in stock and cash including the interests contributed by the Harvey Management Equity Holders and Mr. Huie has been allocated, along with acquisition costs of $1 million, to the net assets acquired. The net assets contributed were valued at their estimated fair value on the basis of an independent valuation performed by Holdings and as a result of the cash paid for the 27.3% owned by Mr. Huie and his two daughters. The excess of the purchase price over the net assets acquired of $71.5 million was principally allocated to land and buildings in accordance with the purchase method of accounting.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


3.    ACQUISITIONS (CONTINUED)

      UNITED INNS ACQUISITION (continued)

      The consolidated statements of income for the Company includes the results of operations for United Inns from February 1, 1995.

      The following unaudited pro forma summary presents the combined results of Harvey Hotel Companies as if United Inns had been acquired at the beginning of 1995. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the acquisition been in effect on the date indicated (in thousands):

                                                             (Unaudited)
                                                             Month Ended
                                                           January 31, 1995
                                                           ----------------
          Total revenues .................................     $13,142
          Net income after extraordinary gain and
             pro forma income tax expense ................     $ 1,111

      HOLIDAY INN ACQUISITION

      On April 28, 1997, the Company acquired the ownership of 45 full-service Holiday Inns and the management of an additional 15 Holiday Inn properties, three of which were owned by joint ventures in which the Company acquired a 50% interest (the owned hotels, management contracts and joint venture interests, collectively referred to as the "Holiday Inn Assets"). As consideration for the Holiday Inn Acquisition, the Company paid $398 million in cash and issued 9,381,308 shares (pre-Stock Split) of its common stock. The acquisition has been accounted for as a purchase and the results of operations of the Holiday Inn Assets have been included in the consolidated financial statements since April 28, 1997. The purchase price, including liabilities assumed in the acquisition (principally deferred tax liabilities) was allocated to the assets acquired, based upon their fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was recorded as goodwill and is being amortized over 40 years.

      The following unaudited pro forma summary presents the results of the Company as if the Holiday Inn Acquisition and related refinancing pursuant to the New Credit Facility (see Note 6) had occurred at the beginning of 1996. The pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have occurred had the Holiday Inn Acquisition occurred on the date indicated.

                                                                (Unaudited)
                                                              1997      1996
                                                            --------  --------
                                                              (in thousands)
          Total revenues .................................  $626,047  $571,876
          Income before extraordinary item ...............  $ 41,165  $ 31,981
          Net income .....................................  $ 29,762  $ 31,981

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


3.    ACQUISITIONS (CONTINUED)

      OTHER ACQUISITIONS

      In addition to the Holiday Inn Acquisition, the Company completed the following single-asset acquisitions in 1997 and 1996:

                                                                                                    Mortgage
                 Date                                         Number          Purchase                Debt
               Acquired                Location              of Rooms          Price                 Assumed
               --------                --------              --------         --------              --------
             December 1997        Milpitas (San Jose), CA       305        $ 4.25 million(1)      $          --
             December 1997        Philadelphia, PA              364        $25.50 million         $13.4 million
             October 1997         St. Louis, MO                 318        $18.00 million         $ 8.4 million
             January 1997         Chicago, IL                   378        $35.00 million         $          --
             May 1996             Plano, TX                     161        $ 6.30 million         $          --

      (1) The Holiday Inn - Milpitas was previously owned by a joint venture in which the Company owned a 50% interest. The Company purchased the remaining 50% interest in the venture for $4.25 million and, concurrently with the acquisition, repaid all outstanding debt associated with the property of $25.7 million.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following (in thousands):

                                                         December 31, 1997  December 31, 1996
                                                         -----------------  -----------------
             Land .......................................   $   169,611       $    50,528
             Buildings ..................................     1,152,383           406,682
             Furniture, fixtures and equipment ..........       162,045            74,827
                                                            -----------       -----------
                                                              1,484,039           532,037
                 Less accumulated depreciation ..........       (76,172)          (26,091)
                                                            -----------       -----------
                                                              1,407,867           505,946
             Assets held for sale (net of accumulated
                 depreciation of $0 and  $4,980)  .......            --            38,279
             Construction in progress ...................        31,300             8,339
                                                            -----------       -----------
                                                            $ 1,439,167       $   552,564
                                                            ===========       ===========

      The Company's properties are predominantly full-service hotels that operate in the upscale and mid-price with food and beverage segments of the lodging industry under franchise agreements primarily with Holiday Inn. The Company seeks to maintain a geographically diverse portfolio of hotels to offset the effects of regional economic cycles. The Company operates properties in 22 states, the District of Columbia and Canada, including 13 hotels in California, 11 in Georgia, 27 in Texas, seven in Florida, and six in Canada.

      During fiscal year 1996, the Company classified certain limited-service hotels as assets held for sale pursuant to the provisions of SFAS 121. During 1997, the Company reclassified these assets as held and used, therefore recording depreciation expense on these assets. The results of operations for these limited-service properties included in the income statement for the years ended December 31, 1997, 1996 and 1995 were (in thousands):

                                                          Year Ended December 31,
                                                       ----------------------------
                                                         1997      1996      1995
                                                       --------  --------  --------
             Total revenues .........................  $ 13,464  $ 16,398  $ 14,552
             Operating income .......................     2,186     5,580     4,020

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


5.    MARKETABLE SECURITIES

      In 1995, the Company classified certain equity securities as Available-for-Sale Securities (per Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"). Unrealized gains were reported as a separate component of stockholders' equity. In May 1996, management resolved to sell the equity securities, and accordingly, the securities were reclassified as Trading Securities and an unrealized gain of approximately $450,000 was recorded in earnings in 1996. These securities were sold in August 1996.

6.    LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                    December 31, 1997   December 31, 1996
                                                                    -----------------   -----------------
       Senior Notes
           11.22% due December 18, 2000 (net of discount) ........  $          29,469   $          68,340
       Mortgage loans
           Fixed rate:
              7.66% due October 27, 2009 .........................            455,000                  --
              7.458% due November 11, 2007 .......................            144,834                  --
              8% due December 31, 2002 ...........................             40,263              42,126
              8.55% due January 11, 2016 .........................             14,324              14,626
              9% due October 1, 2005 .............................             13,401                  --
              9.5% due August 1, 2005 ............................              8,366                  --
              Non-interest bearing due December 31, 2002 .........              7,950               9,086
              7.25% due September 30, 1997 .......................                 --               8,110
           Variable rate:
              7.75% Senior Term Facility due December 18, 1998 ...                 --              66,976
              10.26% due January 31, 2000 ........................                 --               9,300
              10.25% due December 31, 1999 .......................                 --               6,899
              8.5% due September 30, 1997 ........................                 --               1,500
       Other long-term debt ......................................                345               4,329
       Capital leases ............................................              3,367               1,402
                                                                    -----------------   -----------------
                                                                              717,319             232,694
           Less current portion ..................................             (8,455)            (15,769)
                                                                    -----------------   -----------------
                     Long-term debt, excluding current portion ...  $         708,864   $         216,925
                                                                    =================   =================

      The mortgages are amortized using varying methods as provided in the individual debt agreements. Substantially all of the Company's properties and equipment are pledged as collateral on mortgage obligations.

      The Company obtained the financing for the Holiday Inn Acquisition under a new senior term facility which provided for up to $560 million aggregate amount of term loan borrowings (the "New Credit Facility").
      The New Credit Facility was utilized to repay existing debt of approximately $134 million, to fund the cash portion of the Holiday Inn Acquisition and related closing costs. The Company repaid $108 million of borrowings from the New Credit Facility in May 1997 with proceeds from the Offering (as defined in Note 10). The treatment of the extraordinary costs related to the repayment of debt is more fully described in Note 8.

      On October 28, 1997, the Company completed the refinancing of the existing $560 million New Credit Facility. The new financing (the "Refinancing") has two tranches: (a) $145 million at a fixed interest rate of 7.458%, a term of 10 years, and secured by 15 hotel properties; and, (b) $455 million at a fixed interest rate of 7.66%, a term of 12 years, and secured by 62 hotel properties.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


6.    LONG-TERM DEBT (CONTINUED)

      acquisitions and for other corporate purposes.

      The Company prepaid $40 million of its 11.22% Senior Secured Notes (the "Senior Notes") in December 1997. In conjunction with the prepayment, the Company amended the Senior Note indenture to allow for a more flexible prepayment schedule. In connection with the Refinancing, Bristol Hotel Operating Company, a wholly owned subsidiary of the Company, became a joint and several guarantor of the Senior Notes along with Bristol Hotel Asset Company.

      As discussed in Note 15, portions of the mortgage loans associated with three of the Company's properties have been allocated to a third party.

      The aggregate maturities of long-term debt for the five years subsequent to December 31, 1997, are as follows (in thousands):

          Year ended December 31,
                    1998  ........................   $  8,455
                    1999  ........................      8,387
                    2000  ........................     38,421
                    2001  ........................      9,146
                    2002  ........................     34,230
                          Thereafter .............    618,680
                                                     --------
                                                     $717,319
                                                     ========

7.    INCOME TAXES

      Components of income tax expense from continuing operations for the years ended December 31, 1997 and 1996 and the eleven months ended December 31, 1995, consist of the following (in thousands):

                                      1997      1996      1995
                                    --------  --------  --------
              Federal:
                  Current.........  $ 12,683  $  4,486  $  3,245
                  Deferred........     4,637     5,301      (579)
              State:
                  Current.........     1,837       282       190
                  Deferred........       509       332       (34)
              Canada:
                  Current.........     1,618        --        --
                  Deferred........       723        --        --
                                    --------  --------  --------
                                    $ 22,007  $ 10,401  $  2,822
                                    ========  ========  ========

      Components of income tax benefit from extraordinary items for the years ended December 31, 1997 and 1996, consist of the following (in thousands):

                                                          1997      1996
                                                        --------  --------
              Federal:
                  Current ............................  $  7,358  $     --
                  Deferred ...........................        --        --
              State:
                  Current ............................     1,098        --
                  Deferred ...........................        --        --
                                                        --------  --------

                                                        $  8,456  $     --
                                                        ========  ========

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


7.    INCOME TAXES (CONTINUED)

      The Company estimates that its effective tax rate for 1997 approximated 39.9%. The actual income tax expense for the year ended December 31, 1997, is computed by applying the U. S. federal statutory income tax rate, adjusted as follows:

              Income tax expense at the U. S. federal statutory rate ...................  35.0%
              State income taxes, net of federal benefit ...............................   3.6%
              Permanent differences and effect of higher Canadian tax rates ............   1.3%
                                                                                          ----
                                                                                          39.9%
                                                                                          ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and December 31, 1996, are as follows (in thousands):

                                                                      1997      1996
                                                                    --------  --------
              Purchase accounting adjustments to
                 land and building ...............................  $248,866  $ 85,134
              Other ..............................................       994        --
                                                                    --------  --------
                  Gross deferred tax liabilities .................   249,860    85,134
                                                                    --------  --------
              Tax credit and NOL carryforwards ...................     4,011     5,502
              Accrued reserves ...................................     1,823     2,192
              Other ..............................................     1,496     1,821
                                                                    --------  --------
              Gross deferred tax asset ...........................     7,330     9,515
              Valuation allowance ................................        --        --
                                                                    --------  --------
              Deferred tax asset .................................     7,330     9,515
                                                                    --------  --------

                  Net deferred tax liability .....................  $242,530  $ 75,619
                                                                    ========  ========

      The gross deferred tax liabilities relate principally to the temporary differences caused by the purchase accounting adjustments recorded as a result of the Combination and the Holiday Inn Acquisition. For financial reporting purposes, the transactions were recorded under the principles of purchase accounting and, accordingly, the basis of the assets have been adjusted to fair market value. For tax reporting purposes, the transactions resulted in the bases of the assets and liabilities being carried forward at their adjusted bases with some adjustment for certain gains recognized on the acquisition. This differing treatment has created book bases in excess of tax bases and, accordingly, the related deferred tax liabilities associated with these differences have been recorded. As the Company depreciates and amortizes the bases of its assets for book and tax purposes, it will record an expense for depreciation and amortization in excess of that claimed for tax purposes. This reversal of the temporary differences established through purchase accounting will result in the Company recording a credit to deferred tax expense for the tax effect of these differences.

      The remaining deferred tax assets are expected to be realized in future periods through use of existing tax NOL and tax credit carryforwards.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


7.    INCOME TAXES (CONTINUED)

      For federal tax reporting purposes, net operating losses of $8,988,000 and tax credits of $657,000 generated by United Inns and Harvey Hotel Corporation in prior years are available to be carried forward to periods expiring as follows (in thousands):

             Year of Expiration                    Federal NOL     Tax Credits
             ------------------                    -----------     -----------
                    2001 ...................       $        --     $       142
                    2002 ...................                --             154
                    2003 ...................                --             158
                    2004 ...................                --             103
                    2005 ...................             3,924              58
                2006 to 2010 ...............             5,064              42
                                                   -----------     -----------
                                                   $     8,988     $       657
                                                   ===========     ===========

      The losses and credits are subject to an annual loss limitation equivalent of approximately $4.8 million due to the changes in ownership of United Inns and Harvey Hotel Corporation which occurred in 1995.
      These carryforwards are further limited as they were incurred prior to the ownership of United Inns and Harvey Hotel Corporation by the Company. Accordingly, these carryforwards are available only to offset income and taxes associated with the operations of the hotels that generated them.

8.    EXTRAORDINARY ITEMS

      On April 28, 1997, the Company recognized an extraordinary loss of $2.2 million ($1.3 million, net of tax) related to the early extinguishment of debt with proceeds from the New Credit Facility. The Company incurred $479,000 of prepayment penalties and wrote off $1.7 million in deferred financing costs.

      The Company refinanced the New Credit Facility in October 1997 and recognized an extraordinary loss of $14.0 million ($8.4 million, net of tax) related to the early extinguishment of the New Credit Facility. The loss on extinguishment reflects the write-off of deferred financing fees related to the New Credit Facility.

      The Company prepaid a portion of its Senior Notes on December 16, 1997. The Company prepaid $40 million of principal, and recognized an extraordinary loss of $5.0 million ($3.0 million, net of tax). The extraordinary loss reflects the $2.4 million in prepayment penalties paid by the Company for the Senior Notes, as well as the write-off of approximately $2.6 million of deferred financing fees and discount on the Senior Notes.

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following (in thousands):

                                                                      DECEMBER 31, 1997  DECEMBER 31, 1996
                                                                      -----------------  -----------------
              Accounts payable .....................................  $           2,921  $           1,689
              Accrued payroll, payroll taxes and benefits ..........             15,480              5,208
              Accrued interest .....................................              3,738                993
              Accrued hotel operating expenses .....................              1,405                858
              Accrued Holiday Inn Acquisition
                  costs/conversion costs ...........................              1,104                 --
              Other ................................................              2,718              1,878
                                                                      -----------------  -----------------
                                                                      $          27,366  $          10,626
                                                                      =================  =================

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


10.   STOCKHOLDERS' EQUITY

      On April 28, 1997, the Company's shareholders voted to amend the Company's certificate of incorporation to increase the number of authorized shares of common stock from 75,000,000 to 150,000,000. As part of the consideration for the Holiday Inn Acquisition, the Company issued 9,381,308 shares (pre-split) of its common stock.

      On May 16, 1997, the Company issued 2,750,000 (pre-Stock Split) shares of its common stock at a price of $36 per share (the "Offering"). The Company issued an additional 412,500 shares (pre-Stock Split) on May 28, 1997, pursuant to an over-allotment agreement with the underwriters of the Offering. Proceeds from the issuances were approximately $108 million (net of costs of $6.3 million).

      NON-EMPLOYEE DIRECTOR OPTIONS

      The Company instituted a Stock Option Plan for Non-Employee Directors (the "Director Plan") in 1995. Only members of the board who are not employees of the Company or an employee of a 10% beneficial owner or an affiliate thereof will be eligible for option grants thereunder (an "Eligible Director"). An Eligible Director receives an option to purchase 7,500 shares of Common Stock at an exercise price equal to the market value on the date the individual becomes a director, and those options shall become exercisable 34% at the first next annual shareholders' meeting at which the individual is a director, and 33% at each of the next two consecutive years during which the individual is a director. In addition, the Eligible Director will receive options to purchase 7,500 shares at each annual meeting during which the individual is a director, exercisable on the date of the next annual shareholders' meeting at which the individual is a director. As of December 31, 1997, a total of 52,500 options had been granted to the three Eligible Directors on the board, 25,050 of which are currently exercisable.

      EMPLOYEE OPTIONS

      Under the Amended and Restated 1995 Equity Incentive Plan, the Company may award to participating officers and employees, options to purchase the Company's stock. Employee stock options may be granted to officers and employees with an exercise price generally not less than the fair market value of the common stock at the date of grant. Options expire at 10 years from date of grant. Options issued prior to December 31, 1995, have cliff vesting from 1998 - 2000 and options issued on or after January 1, 1996, vest ratably over a four- or five-year period from the date of the grant. There were 2,069,441 employee options outstanding at December 31, 1997, of which 82,800 were exercisable.

      SFAS 123 DISCLOSURE

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

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


10.   STOCKHOLDERS' EQUITY (CONTINUED)

      SFAS 123 DISCLOSURE (continued)

      However, had compensation cost for these plans been determined consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands):

                                                 YEAR ENDED         YEAR ENDED     ELEVEN MONTHS ENDED
                                             DECEMBER 31, 1997   DECEMBER 31, 1996  DECEMBER 31, 1995
                                             -----------------   ----------------- -------------------
             Net Income      As Reported      $    20,473          $   17,749         $    3,061
                             Pro Forma             19,060              16,865              2,621
             Basic EPS       As Reported             0.55                0.71               0.17
                             Pro Forma               0.51                0.68               0.15
             Diluted EPS     As Reported             0.53                0.70               0.17
                             Pro Forma               0.50                0.67               0.15

      A summary of the status of the Company's stock option plan at December 31, 1997, 1996 and 1995, (adjusted for Stock Split) and changes during the years then ended is presented in the table and narrative below:

                                                1997                        1996                          1995
                                    --------------------------- ---------------------------  ----------------------------
                                               WEIGHTED AVERAGE            WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE     SHARES     EXERCISE PRICE
                                    ---------- ---------------- ---------- ----------------  ----------  ----------------
      Outstanding at January 1 ...   1,613,363   $    10.57      1,190,766    $     8.41             --    $       --
      Options granted ............     520,400        25.06        435,000         16.39      1,190,766          8.41
      Options exercised ..........      (6,929)       16.47             --            --             --
      Options expired ............      (4,893)        9.78        (12,403)         8.33             --            --
                                    ----------   ----------     ----------    ----------     ----------    ----------

      Options outstanding at
         December 31 .............   2,121,941   $    14.10      1,613,363    $    10.57      1,190,766    $     8.41
                                    ==========   ==========     ==========    ==========     ==========    ==========

      Options exercisable at
         December 31 .............     107,850   $    16.60          5,100    $    15.00             --            --
                                    ==========   ==========     ==========    ==========     ==========    ==========

      Weighted average fair value
         of options ..............  $     7.82                  $     5.76                   $     4.11
                                    ==========                  ==========                   ==========

      The 2,121,941 options outstanding at December 31, 1997, have exercise prices between $8.33 and $28.25 with a weighted average exercise price of $14.10 and a weighted average remaining contractual life of 8.1 years.
      At December 31, 1997, 107,850 of these options (with a weighted average exercise price of $16.60) are exercisable.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995; risk-free interest rates from 5.30% to 7.04%; no expected dividend yields; expected lives of one to seven years; expected volatility of 33.37%.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


11.   OPERATING LEASES

      The Company leases certain land, office space and equipment under noncancellable operating lease commitments. Minimum rentals due under these agreements for the next five years and thereafter are as follows (in thousands):

             Year Ended December 31,
                       1998 .....................       $  11,933
                       1999 .....................          11,976
                       2000 .....................          12,046
                       2001 .....................          12,029
                       2002 .....................          11,887
                    Thereafter ..................         216,075
                                                        ---------
                                                        $ 275,946
                                                        =========

      Leases include long-term ground leases for certain hotels, generally with renewal options. Certain leases contain provisions for the payment of contingent rentals based on a percentage of sales.

      The Company leases certain hotel space to third-party vendors. Future minimum rentals to be received under noncancellable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

             Year Ended December 31,
                       1998 .....................       $    3,582
                       1999 .....................            3,562
                       2000 .....................            3,289
                       2001 .....................            3,116
                       2002 .....................            2,720
                    Thereafter ..................           13,868
                                                        ----------
                                                        $   30,137
                                                        ==========

12.   MANAGEMENT CONTRACTS

      The Company acquired the management of 15 hotels in the Holiday Inn Acquisition, three of which were owned by joint ventures in which the Company owned a 50% interest. The purchase price allocated to these contracts at April 28, 1997 was $4.4 million and is being amortized on a straight-line basis over the remaining lives of the agreements, which range from one to 11 years. The amortization of the purchase price recorded in 1997 was $878,000. Management fee income was $4.9 million in 1997, $2.5 million in 1996, and $1.4 million in 1995. These management contracts may contain provisions which allow the third- party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Company cannot guarantee that it will continue to manage these properties to the contract expiration date.

      The Company acquired the remaining 50% interest in one of the joint ventures in which it was a partner in December 1997. (See Note 13.)

13.   INVESTMENTS IN JOINT VENTURES

      The Company acquired 50% interests in three joint ventures in the Holiday Inn Acquisition. The purchase price allocated to these joint ventures was approximately $12 million and is being amortized on a straight-line basis over the estimated life of the assets acquired. Amortization expense of $308,000 was recorded in 1997.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


13.   INVESTMENTS IN JOINT VENTURES (CONTINUED)

      On December 11, 1997, the Company acquired the remaining 50% interest in the Milpitas Joint Venture for $4.25 million. Concurrently with the acquisition, the Company paid off all outstanding debt related to the property of $25.7 million. None of the original $12 million purchase price allocated to the joint ventures in the Holiday Inn Acquisition was attributed to the Milpitas Joint Venture.

14.   BENEFITS

      Health (including fully insured term life and accidental death and dismemberment), dental and disability coverage is provided to the Company's employees through the Welfare Benefit Trust (the "Trust"). The Company maintains varying levels of stop-loss and umbrella insurance policies to limit the Company's per occurrence and aggregate liability in any given year. Actual claims and premiums on stop-loss insurance, medical and disability policies are paid from the Trust. The Trust is funded through a combination of employer and employee contributions. The Trust also pays work-related injury claims which are funded by the employer for its employees in Texas. Since April 1, 1995, all employees have been eligible for participation in the benefits provided through the Trust. The Company provided $6.1 million and $2.9 million related to these benefits for the years ended December 31, 1997 and 1996, respectively.

      The Company offers a Profit Sharing Plan and Trust ("401(k) Plan") to certain employees. The 401(k) Plan is designed to be a qualified trust under Section 401(a) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are allowed to defer up to 16% of their income on a pretax basis through contributions to the Plan; however, only the first 6% of pretax income is subject to matching by the Company. The Company may elect to make matching contributions of up to 50% of the employees' matchable contributions subject to certain performance measures of the Company. The Company provided for matching contributions for the years ended December 31, 1997 and 1996 totaling $1.5 million and $135,000, respectively.

15.   COMMITMENTS AND CONTINGENCIES

      Substantially all of the Company's hotel properties are (or will be in the next year) operated pursuant to franchise or license agreements ("Franchise Agreements"), primarily with Holiday Inn Franchising, Inc. or its affiliates. The Company also operates hotels under franchise agreements with Marriott International, Inc., Hampton Inn (a division of Promus Hotels, Inc.), Ramada Franchise Systems, Inc. and Days Inn Inc. of America Franchising Inc. The Franchise Agreements generally require the payment of a monthly royalty fee based on gross room revenue and various other fees associated with certain marketing or advertising and centralized reservation services, also generally based on gross room revenues. The Franchise Agreements have various durations through the year 2017, and generally may not be terminated without the payment of substantial fees. Franchise fees of $19.5 million and $4.1 million were paid during the years ending December 31, 1997 and 1996, respectively.

      The Franchise Agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by the franchisors to maintain uniformity in the system created by each such franchisor. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage and protection of trademarks. Compliance with such standards may from time to time require significant expenditures for capital improvements.

      The Company is currently involved in certain guest and customer claims, employee wage claims and other disputes arising in the ordinary course of business. In the opinion of management, the pending litigation will not have a materially adverse effect on the Company's financial position or results of operations.

      In connection with the administration of the Dallas County Probate Court of the estate of the deceased wife of H.K. Huie, Jr., one of Mr. Huie's daughters (the "Plaintiff"), alleged self dealing and breach of duty and

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


15.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      trust by Mr. Huie as executor and testamentary trustee under his wife's will and in connection with his actions as the managing general partner of Harvey Hotel Company and related partnerships and ventures (the "Probate Proceeding"). Several of the Company's officers and certain subsidiaries were also named defendants in the Probate Proceeding. In November 1995, the Company and the Plaintiff entered into a settlement agreement and release (the "Settlement Agreement") pursuant to which Plaintiff agreed to release the Company, including its subsidiaries, from the lawsuit. Pursuant to the Settlement Agreement, the Company paid an aggregate of $2.4 million for the Plaintiff's 1% interest in Harvey Hotel Company and a full release from all claims and causes of action.
      However, at that time, the named officers remained defendants in the Probate Proceeding. In the summer of 1996, during continuing mediation with the officers, the Plaintiff threatened the Company with further action, claiming fraud and misrepresentation in the negotiation of the
      November 1995 Settlement Agreement.   In August 1996, there was a final
      resolution of the Probate Proceeding, a result of which the Company paid an additional $0.75 million for the full satisfaction of all claims and causes of action which could be asserted against the Company, its subsidiaries or its officers. The Company had reserved $1.65 million for this litigation. As a result, the Company recognized $0.9 million ($0.6 million after tax) as other income during the third quarter of 1996.

      On March 28, 1997, the Company paid approximately $663,000 to the State of Tennessee Department of Revenue in full settlement of all claims for franchise and excise tax related to United Inns, Inc.

      All of the owned hotels of the Company have undergone Phase I environmental assessments which generally provide a physical inspection and data base search but not soil or groundwater analysis. In addition, most of the Company's hotels have been inspected to determine the presence of asbestos-containing materials ("ACM's"). While ACM's are present in certain of the Company's properties, operations and maintenance programs for maintaining such ACM's have been implemented, or the ACM's have been scheduled to be or have been abated, at such hotels. None of the environmental assessments conducted to date have revealed any environmental condition that management believes would have a material adverse effect on the Company's business, assets or results of operations, nor is management aware of any such condition. However, it is possible that these assessments have not revealed all potential environmental liabilities or that there are material environmental liabilities of which management is not aware.

      In September 1995, the Company disposed of certain of its non-hotel properties to HH Land Company, L.P. ("HH Land Company"). Upon acquisition of the non-hotel properties, HH Land Company assumed all liabilities associated with the non-hotel properties through a formal indemnification agreement, including environmental liabilities associated with the properties. The Company remains contingently liable for the environmental costs associated with the properties. At such time that the Company determines that it is not probable that HH Land Company will fully pay the remediation costs related to the disposed properties, the Company will recognize such liabilities.

      The Company leases the land underlying several of its hotels under various long-term leases through the year 2063. Lease payments under the agreements were $11.0 million and $2.6 million in 1997 and 1996, respectively.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


15.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company and Mr. Huie, representing various land ventures, are co-borrowers of funds secured by Harvey Hotel - DFW Airport, Harvey Hotel
      - Dallas, Bristol Suites, and the various related land parcels. The Company and Mr. Huie agreed to an assignment of the debt to the various unrelated land ventures resulting in the assignment of 23.73%, 24.24% and 22.18% of the debt associated with the borrowings for each property, respectively. The related land parcels underlying each hotel are owned by Mr. Huie through the land ventures. The total debt and the amount allocated to Mr. Huie are as follows (in thousands):

                                                           1997                  1996
                                                    --------------------  --------------------
                                                      Total    Allocated    Total    Allocated
                                                      Debt      to Huie     Debt      to Huie
                                                    ---------  ---------  ---------  ---------
              Harvey Hotel - DFW Airport .........  $  24,275  $   5,762  $  25,581  $   6,071
              Harvey Hotel - Dallas ..............      7,442      1,802      7,600      1,843
              Bristol Suites .....................     19,378      4,298     20,756      4,604

      The Company is jointly and severally liable in the event of nonpayment by Mr. Huie of the debt allocated. For December 31, 1997 and 1996, the allocated amounts have not been reflected in the consolidated financial statements of the Company. However, the Company does not record interest expense on the allocated debt because payments made to Mr. Huie are appropriately recorded as rental expense under the related land leases. The land parcels at the respective hotels are security for the additional liability.

16.   RELATED PARTY TRANSACTIONS

      HOTEL PROPERTIES AGREEMENT

      Concurrently with the Holiday Inn Acquisition, the Company, and Holiday Corporation and its affiliates (collectively, "HC") entered into a hotel properties agreement (the "Hotel Properties Agreement"). Pursuant to the Hotel Properties Agreement, the Company will offer to HC the opportunity to enter into a standard HC franchise agreement for each hotel that Bristol acquires, manages or develops that meets specified criteria. The Hotel Properties Agreement requires that 85% of the rooms in the Company's owned, leased and managed hotels be operated under a Holiday Inn brand, subject to certain limitations and approvals. The above provisions of the Hotel Properties Agreement will expire the earlier of
      (i) the date that HC terminates its obligation at any time following 24 months after the Holiday Inn Acquisition (the "Holiday Notice") or (ii) the date that HC no longer holds a controlling interest in the franchisor of the Holiday Inn brands.

      Additionally, the Company has a right of first refusal on any entity or other interest meeting certain criteria that HC wishes to acquire or develop, subject to certain limitations. HC can terminate its obligation under this provision in accordance with the Holiday Notice.

      The Company has agreed to enter into Franchise Agreements with HC pursuant to which certain Bristol properties will be rebranded to Holiday Inn brands, subject to normal franchising procedures. Franchise fees for these rebranded hotels will equal 0% of room revenue for 1997, 1% in 1998, 3% in 1999 and 5% in 2000. Amounts paid to HC pursuant to Franchise Agreements and related marketing, advertising and reservation services were $21.8 million in 1997, including $13.1 million for franchise royalty fees and $4.5 million of franchise marketing fees.

                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


16.   RELATED PARTY TRANSACTIONS (CONTINUED)

      INTERIM SERVICES AGREEMENT

      The Company entered into an interim services agreement (the "ISA Agreement") with Holiday Hospitality Corporation ("HHC") for HHC to provide certain accounting, payroll, employee benefit, training, treasury, management information and construction and design services to Bristol for a transition period following the Holiday Inn Acquisition. In consideration for such services, the Company reimbursed HHC for the estimated cost incurred in connection with providing the services, totaling $1.3 million for the year ended December 31, 1997. The ISA Agreement expired in October 1997.

17.   FAIR VALUE

      The Company has estimated the fair value of its financial instruments at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values. Marketable securities are carried at fair value, which is determined based upon quoted market prices. The carrying values of variable and fixed rate debt are reasonable estimates of their fair values.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The unaudited consolidated quarterly results of operations for the Company and the unaudited combined quarterly results of operations for the Predecessor are as follows (in thousands):

                                                                                     1995
                                                       ---------------------------------------------------------------------
                                                       HARVEY HOTEL           BRISTOL HOTEL COMPANY
                                                        COMPANIES     FEBRUARY TO    SECOND        THIRD           FOURTH
                                                       JANUARY 1995      MARCH       QUARTER       QUARTER         QUARTER
                                                       ------------  ------------- ------------  ------------   ------------
      Revenues ......................................  $      5,943  $     29,910  $     43,040  $     46,205   $     46,040
      Operating income ..............................         1,932         6,221         8,016         5,484          6,874
      Income (loss) before extraordinary item .......         1,280         2,268         2,056          (290)           935
      Net income (loss) .............................         1,280         2,268         2,056          (290)          (973)
      Earnings per common share:
          Income (loss) before extraordinary item:
             Basic ..................................            --  $       0.13  $       0.12  $      (0.02)  $       0.05
             Diluted ................................            --  $       0.13  $       0.12  $      (0.02)  $       0.05
          Net income (loss):
             Basic ..................................            --  $       0.13  $       0.12  $      (0.02)  $      (0.05)
             Diluted ................................            --  $       0.13  $       0.12  $      (0.02)  $      (0.05)
      Weighted average number of common and
          common equivalent shares:
             Basic ..................................            --    17,436,267    17,436,267    17,436,267     18,967,108
             Diluted ................................  .         --    17,460,202    17,479,061    17,479,953     19,050,967


                             BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              1996
                                                       --------------------------------------------------
                                                                      BRISTOL HOTEL COMPANY
                                                          FIRST       SECOND        THIRD       FOURTH
                                                         QUARTER      QUARTER      QUARTER      QUARTER
                                                       -----------  -----------  -----------  -----------
       Revenues .....................................  $    49,677  $    51,237  $    58,571  $    52,355
       Operating income .............................       10,318       11,282       16,073        9,093
       Income before extraordinary item .............        3,863        4,375        6,835        2,676
       Net income ...................................        3,863        4,375        6,835        2,676
       Earnings per common share:
          Income before extraordinary item:
             Basic ..................................  $      0.16  $      0.18  $      0.28  $      0.11
             Diluted ................................  $      0.15  $      0.17  $      0.27  $      0.10
          Net income:
             Basic ..................................  $      0.16  $      0.18  $      0.28  $      0.11
             Diluted ................................  $      0.15  $      0.17  $      0.27  $      0.10
       Weighted average number of common and
          common equivalent shares:
          Basic .....................................   24,848,760   24,848,760   24,848,760   24,848,760
          Diluted ...................................   25,511,455   25,552,515   25,530,737   25,524,361



                                                                               1997
                                                       ------------------------------------------------------
                                                                        BRISTOL HOTEL COMPANY
                                                           FIRST        SECOND        THIRD        FOURTH
                                                          QUARTER       QUARTER      QUARTER       QUARTER
                                                       ------------  ------------  ------------  ------------
       Revenues .....................................  $     58,261  $    131,615  $    163,005  $    151,637
       Operating income .............................        13,301        26,909        32,252        25,434
       Income before extraordinary item .............         4,410         9,622        12,066         7,116
       Net income (loss) ............................         4,410         8,284        12,066        (4,287)
       Earnings per common share:
          Income (loss) before extraordinary item:
             Basic ..................................  $       0.18  $       0.26  $       0.28  $       0.16
             Diluted ................................  $       0.17  $       0.25  $       0.27  $       0.16
          Net income (loss):
             Basic ..................................  $       0.18  $       0.22  $       0.28  $      (0.10)
             Diluted ................................  $       0.17  $       0.22  $       0.27  $      (0.10)
       Weighted average number of common and
          common equivalent shares:
          Basic .....................................    24,848,760    37,041,425    43,635,401    43,636,444
          Diluted ...................................    25,796,808    37,997,744    44,643,133    44,629,022

       Earnings per common share amounts and weighted average number of common and common equivalent shares have been retroactively adjusted to reflect the July 15, 1997 Stock Split and calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The sum of the earnings (loss) per common share for the four quarters differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

19.    SUBSEQUENT EVENT - OMAHA ACQUISITION

       On February 2, 1998, the Company announced that it had entered into a definitive agreement to acquire 20 midwestern hotels. Under the transaction, the Company will acquire by merger Omaha Hotel, Inc. and will purchase an individual hotel. The total consideration for these assets is as follows: $19.1 million in cash, $40.9 million of assumed debt and 1.43 million shares of the Company's common stock. The portfolio consists of nine full-service Holiday Inns, five Holiday Inns Express hotels, five Hampton Inns and one Homewood Suites with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; central Kansas and Midland/Odessa, Texas. The acquisition is anticipated to close in April 1998.

20.    SUBSEQUENT EVENT - PROPOSED MERGER

       On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc. ("FelCor"), subject to approval by shareholders of both companies and final documentation. Under the terms of the proposed merger, FelCor will acquire the real estate holdings and associated debt of the Company in return for 31.7 million shares of newly issued FelCor stock. Prior to the merger, the Company will spin off, as a taxable dividend, all of its non-real estate holdings into a newly formed public company to be known as Bristol Hotels & Resorts, Inc. ("New Bristol").

       Each of the Company's outstanding common shares will be exchanged for .685 shares of FelCor common stock. In addition, Bristol shareholders will receive a taxable distribution of one share of New Bristol common stock for each share of Bristol.

       The merger is expected to close by the end of June 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                                       BRISTOL HOTEL COMPANY

                                       BY: /s/ John D. Bailey
                                           ------------------------------------
                                           John D. Bailey
                                           Vice President, Controller and
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                  Signatures                                              Title
                  ----------                                              -----
         /s/ Donald J. McNamara
         ------------------------------------------
         Donald J. McNamara                                     Chairman of the Board; Director

         /s/ J. Peter Kline
         ------------------------------------------
         J. Peter Kline                                         President and Chief Executive Officer; Director

         /s/ John A. Beckert
         ------------------------------------------
         John A. Beckert                                        Executive Vice President and
                                                                Chief Operating Officer; Director

         /s/ Jeffrey P. Mayer
         ------------------------------------------
         Jeffrey P. Mayer                                       Senior Vice President and
                                                                Chief Financial Officer

         /s/ John D. Bailey
         ------------------------------------------
         John D. Bailey                                         Vice President, Controller and
                                                                Chief Accounting Officer

         /s/ David A. Dittman
         ------------------------------------------
         David A. Dittman                                       Director

         /s/ Kurt C. Read
         ------------------------------------------
         Kurt C. Read                                           Director

         /s/ Robert H. Lutz, Jr.
         ------------------------------------------
         Robert H. Lutz, Jr.                                    Director

         /s/ Reginald K. Brack, Jr.
         ------------------------------------------
         Reginald K. Brack, Jr.                                 Director

         /s/ Richard C. North
         ------------------------------------------
         Richard C. North                                       Director

         /s/ Craig H. Hunt
         ------------------------------------------
         Craig H. Hunt                                          Director

                               INDEX TO EXHIBITS

      Exhibit
        No.                             Description
      -------                           -----------
         2.1      Agreement and Plan of Merger dated as of December 15, 1996 among Holiday Corporation, Holiday Inns, Inc. and the Company
                  (incorporated by reference to Annex A of the Company's 1997
                  Proxy Statement).

         2.2      Amendment No. 1 to Agreement and Plan of Merger dated as of
                  April 1, 1997 among Holiday Corporation, Holiday Inns, Inc.
                  and the Company (incorporated by reference to Exhibit 2.1.b of the Company's Current Report on Form 8-K dated April 28,
                  1997).

         2.3 Agreement and Plan of Merger dated as of January 30, 1998 among Bristol Hotel Company, Bristol Omaha Hotel Company, and
                  Omaha Hotel Inc., et al.

         2.4      Agreement and Plan of Merger as of March 23, 1998 among
                  Bristol Hotel Company and FelCor Suites Hotel, Inc.

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference Exhibit 4.1 of the Company's Form S-8 Registration Statement [333-27633] dated
                  May 22, 1997).

         3.2 Amended and Restated By laws of the Company as adopted and in effect as of April 28, 1997 (incorporated by reference to Exhibit 4.2 of the Company's Form S-8, Registration Statement dated May 22, 1997).

         4.1 Indenture, dated as of December 18, 1995, among the Company as issuer, Bristol Hotel Asset Company as guarantor, and The Bank of New York as trustee (incorporated by reference to Exhibit
                  4.1 of the Company's Annual Report of Form 10-K for the year ended December 31, 1995).

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

         10.1 Form of Indemnification Agreement among the Company and each of its directors (incorporated herein by reference to Exhibit
                  10.1 of the Company's Registration Statement on Form S-1 [File
                  No. 33-97916], as amended [the "Registration Statement"]).

         10.2 Registration Rights Agreement, dated as of February 27, 1995, among the Company, United/Harvey Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 10.10 to the Registration Statement).

         10.3 Stockholders' Agreement, dated as of February 27, 1995, among the Company, United/Harvey Holdings, L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 10.11 to the Registration Statement).

         10.4 Put/Call Option Agreement, dated as of February 27, 1995, between the Company and H. K. Huie, Jr. (incorporated by reference to Exhibit 10.12 to the Registration Statement).

         10.5     Management Bonus Plan (incorporated by reference to Exhibit
                  10.16 to the Registration Statement).

         10.6 Amended and Restated 1995 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Form S-4).

         10.7 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.16 to the Form S-4).

         10.8     Amended and Restated Put/Call Option Agreement, Amendment to
                  Combination Agreement, Stockholders' Agreement, and
                  Registration Rights Agreement and Termination of Consulting
                  Agreement, dated as of November 16, 1995, among the Company, United/Harvey Holdings, L.P., J. Peter Kline, John A. Beckert,
                  Richard N. Beckert, Edward J. Rohling, Robert L. Miars, Harvey
                  Hotel Company, Ltd., Harvey HTS, Inc., Endlease, Inc. and
                  Harvey Hotel DFW, Inc. (incorporated by reference to Exhibit
                  10.19 to the Registration Statement).

         10.9 Stockholders' Agreement dated as of April 28, 1997 by and among United/Harvey Holdings, L.P., Holiday Corporation, Bass
                  America, Inc. Bass plc and the Company (incorporated by reference to Exhibit 2 of Schedule 13-D filed May 8, 1997).

         10.10    Loan Agreement dated as of October 10, 1997 among Bristol
                  Lodging Company, Bristol Lodging Holding Company, Nomura Asset
                  Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for lenders.

         10.11    Loan Agreement dated as of October 10, 1997 among Bristol
                  Hotel Asset Company, BHAC Canada, Inc., Nomura Asset Capital
                  Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders.

         10.12 Employment Agreement between the Company and J. Peter Kline effective as of April 28, 1997.

         10.13 Employment Agreement between the Company and John A. Beckert effective as of April 28, 1997.

         10.14    Earnest Money Contract by and between Highland Manor, Inc. and
                  Bristol Omaha Hotel Company dated as of January 30, 1998.

         11.1     Computation of Earnings per Common Share.

         16.1 Letter of Price Waterhouse LLP dated June 20, 1996 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated June 17,
                  1996).

         21.1     List of Subsidiaries of the Company.

         27.1     Financial Data Schedule.