Form 10-K/A
period 1997-12-31
BRISTOL HOTEL CO
filed 1998-04-29
CIK 1002115

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)



                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 1997

                              BRISTOL HOTEL COMPANY
                                14295 Midway Road
                               Dallas, Texas 75244
                                  972-391-3910

                           Commission File No. 1-14062

       Incorporated in Delaware                            IRS No. 75-2584227

                                  ------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                        ON WHICH REGISTERED
        -------------------                       ---------------------
Common Stock, Par Value $.01 per share           New York Stock Exchange

                                  ------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Company at April 22, 1998 was $317,937,740. Such computation excludes 11,885,523 shares held by the Company's two largest shareholders, directors and executive officers. At April 22, 1998, there were 43,806,401 shares of Common Stock outstanding.

Documents incorporated by reference: None


================================================================================

                                    PART III.


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The management of Bristol Hotel Company (the "Company" or "Bristol") is under the direction of the Bristol Board of Directors (the "Bristol Board"). Each director is elected to serve until his or her successor is elected and qualified. Set forth below is certain information regarding the directors and executive officers of Bristol.

                                                                                  Year Elected
        Name and Position                                                           Director
        -----------------                                                         -------------
J. Peter Kline
Chief Executive Officer, President and Director.......................................1995
John A. Beckert
Chief Operating Officer, Executive Vice President and Director........................1995
Reginald K. Brack, Jr.
Director..............................................................................1997
David A. Dittman
Director..............................................................................1995
Craig H. Hunt
Director..............................................................................1997
Robert H. Lutz, Jr.
Director..............................................................................1995
Donald J. McNamara
Chairman of the Board and Director....................................................1994
Richard C. North
Director..............................................................................1997
Kurt C. Read
Director..............................................................................1997

J. Peter Kline, 50, has been a director of the Company since February 1995. Since 1981, Mr. Kline has been the President and Chief Executive Officer of the Company (and its predecessor, Harvey Hotel Companies).

John A. Beckert, 44, has been a director of the Company since February 1995. Since 1981, Mr. Beckert has been the Chief Operating Officer and Executive Vice President of the Company (and its predecessor, Harvey Hotel Companies). Mr. Beckert is the brother of Richard N. Beckert, the Senior Vice President, Administration of the Company.

Reginald K. Brack, Jr., 60, has been a director of the Company since May 1997. Since July 1997, Mr. Brack has been the Chairman Emeritus of Time, Inc. Prior to such period, Mr. Brack was the Chairman and Chief Executive Officer of Time, Inc. from December 1986 to July 1997.

David A. Dittman, 52, has been a director of the Company since December 1995. Since 1990, Mr. Dittman has been the Dean of the Cornell University School of Hotel Administration and an E.M. Statler Professor.

Craig H. Hunt, 45, has been a director of the Company since April 1997. Mr. Hunt has been President of Holiday Inn Hotels and Suites since 1997, and a member of the Holiday Hospitality Corporation Board of Directors since 1990. During 1996 and 1997, Mr. Hunt was the President of Americas Franchise Division of Holiday Inns. Prior to 1996, he served as Senior Vice President and Chief Operating Officer for Company Managed Hotels -- Americas, and Senior Vice President and managing director for the United States, Caribbean and Latin American Region of Holiday Inn International.

Robert H. Lutz, Jr., 48, has been a director of the Company since December 1995. Since 1994, Mr. Lutz has been the Chairman and Chief Executive Officer, and is a member of the executive committee, of Amresco, Inc., a financial services company. From 1991 to 1994, Mr. Lutz served as President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of American Express Company engaged in real estate ownership and management.

Donald J. McNamara, 45, has been Chairman of the Board since November 1994. Mr. McNamara has been the Chairman and Co-Chief Executive Officer of The Hampstead Group, L.L.C. ("Hampstead"), a privately held real estate investment company and an affiliate of United/Harvey Holdings, L.P. ("Holdings") since the founding of the firm in 1988. Mr. McNamara also is a director of Catellus Development Corporation. Mr. McNamara also served on the FelCor Suite Hotels, Inc. board of directors from July 1994 until November 1997.

Richard C. North, 48, has been a director of the Company since 1997. Mr. North has been the Group Finance Director of Bass plc since 1994. Prior to 1994, Mr. North served as the Group Finance Director of The Burton Group.

Kurt C. Read, 35, has been a director of the Company since April 1997. Mr. Read has been a Senior Vice President of Hampstead since 1989.

Jeffrey P. Mayer, 41, has been Senior Vice President and Chief Financial Officer of the Company since January, 1996. Prior to joining the Company, Mr. Mayer served as Senior Vice President, Corporate Controller and Chief Accounting Officer of Host Marriott Corporation (formerly Marriott Corporation) ("Marriott") from 1993 to 1996, as Vice President - Project Finance of Marriott from 1991 to 1993 and in various positions with Marriott's finance department from 1986 to 1991. Prior to joining Marriott, Mr. Mayer was Audit Manager with Arthur Andersen & Company in Atlanta, GA.

Robert L. Miars, 48, has been Senior Vice President - Design, Construction & Engineering of the Company since February 1995. Prior to joining the Company, Mr. Miars was President of Huie Miars Custom Homes from 1989 to February 1995 and President of Huie Miars Construction Company from 1989 to 1995.

Edward J. Rohling, 43, was Senior Vice President - Corporate Development at his departure from the Company on March 15, 1998. Mr. Rohling served in other senior management positions with the Company (and its predecessor, Harvey Hotel Companies) from 1988 to 1996.

Pursuant to a stockholders' agreement, each of Holiday Corporation and Bass America, Inc., as a group (the "Bass Entities"), and Holdings has agreed to vote its Bristol Common Shares and take all other necessary actions in order to ensure that the Bristol Board is comprised of three persons designated by Holdings, three persons designated by the Bass Entities, and Messrs. Kline and Beckert and one person designated by Messrs. Kline and Beckert. By a separate agreement, Messrs. Kline and Beckert have agreed to vote for the designees of Holdings and the Bass Entities. One of the three directors to be designated by each of Holdings and the Bass Entities, and the director designated by Messrs. Kline and Beckert, must be an Outside Director. For this purpose, an "Outside Director" is a Director who is not an employee, executive officer or affiliate of Bristol, the Bass Entities or Holdings and who is not an associate of a business primarily engaged in operating, managing or developing Mid-Scale Lodging Facilities and who qualifies as an "independent director" within the meaning of the NYSE Listed Company Manual. A "Mid-Scale Lodging Facility" is a full-service lodging facility providing a degree of sophistication and full-service amenities and facilities which (i) are of a type and standard generally consistent with hotels operated as Holiday Inn hotels, (ii) do not primarily offer suites, (iii) are not designed to accommodate extended stays, and (iv) do not generally compete as upscale or economy hotels.

Holdings has designated Donald J. McNamara, Kurt C. Read and Robert H. Lutz, Jr. (Outside Director) as its designees; Messrs. Kline and Beckert have designated David A. Dittman as their Outside Director designee; and the Bass Entities have designated Richard C. North, Reginald K. Brack, Jr. (Outside Director) and Craig
H. Hunt as their designees. Pursuant to a separate agreement, Bass plc has agreed to cause the directors designated by the Bass Entities to vote for Donald
J. McNamara to serve as Chairman of the Board so long as he is a director of the Company.

ITEM 11.      EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the compensation paid to the Company's chief executive officer and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") who earned at least $100,000 in total salary and bonus in 1997.

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation       Securities      All Other
     Name and Principle Position           Year       Salary       Bonus (1)    Options (2)  Compensation (3)
-------------------------------------      ----     ---------      ---------    -----------  ----------------
J. Peter Kline ......................      1997      $457,307      $ 91,461        30,000      $  4,750
President and Chief Executive Officer      1996      $250,502      $ 69,350          --            --
                                           1995      $231,353      $ 87,183       225,000      $  2,073

John A. Beckert .....................      1997      $457,307      $ 91,461        30,000      $  4,750
Chief Operating Officer and .........      1996      $250,502      $ 69,350          --            --
Executive Vice President ............      1995      $231,353      $ 79,724       225,000      $  2,072

Jeffery P. Mayer  (4) ...............      1997      $257,115      $ 51,423        25,000      $ 44,723
Senior Vice President and ...........      1996      $188,159      $ 56,448       195,000      $ 46,633
Chief Financial Officer .............      1995          --            --            --            --

Edward J. Rohling ...................      1997      $232,404      $ 46,481          --        $  3,567
Senior Vice President, Corporate ....      1996      $199,541      $ 55,480        30,000          --
 Development ........................      1995      $163,576      $ 82,922       216,000      $  2,088

Robert L. Miars .....................      1997      $229,604      $ 68,881        20,000      $  4,750
Senior Vice President, ..............      1996      $144,503      $120,515        15,000          --
Construction and Design .............      1995      $126,422      $ 74,282        49,500          --


(1) The bonus amounts for all years are based on amounts earned during the calendar year regardless of when paid.

(2) Reflects options to acquire shares of Bristol Common Stock granted pursuant to the Company's 1995 Equity Incentive Plan, adjusted to reflect the 1997 three-for-two stock split (the "Stock Split").

(3) Consists entirely of contributions by the Company to Bristol's 401(k) plan except for Mr. Mayer, whose 1997 other compensation consists of $3,462 of contributions to the Company's 401(k) plan and $41,261 for relocation expenses. Mr. Mayer's 1996 other compensation consists entirely of relocation expenses.

(4)      Mr. Mayer joined the Company in January 1996.

STOCK OPTION GRANTS

The following table sets forth certain information with respect to options granted to the Named Executive Officers during 1997.

                        OPTION GRANTS IN FISCAL YEAR 1997


                                                                                        POTENTIAL REALIZED VALUE AT
                                      NUMBER OF   % OF TOTAL                              ASSUMED ANNUAL RATES OF
                                      SECURITIES    OPTIONS                              STOCK PRICE APPRECIATION
                                      UNDERLYING  GRANTED TO    EXERCISE                    FOR OPTION TERM (1)
                                       OPTIONS    EMPLOYEES        OR       EXPIRATION   -------------------------
             NAME                      GRANTED     IN 1997     BASE PRICE      DATE           5%             10%
             ----                      -------     -------     ----------      ----      -----------  ------------
J. Peter Kline.....................     30,000      6.09%      $  26.00        2007      $  490,538   $ 1,243,119
John A. Beckert....................     30,000      6.09          26.00        2007         490,538     1,243,119
Jeffrey P. Mayer...................     25,000      5.07          26.00        2007         408,782     1,035,933
Edward J. Rohling..................          -         -              -           -               -             -
Robert L. Miars....................     20,000      4.06          26.00        2007         327,025       828,746

     (1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on Bristol Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing termination of the option following termination of employment, nontransferability or vesting over periods. The use of the assumed 5% and 10% returns is established by the Securities and Exchange Commission (the "Commission") and is not intended by the Company to forecast possible future appreciation of the price of Bristol Common Stock.

Each of the aforementioned options becomes exercisable over a four year period, with 25% of the total number of shares covered thereby becoming exercisable on each of the first four anniversaries of the date of grant, and expires on the tenth anniversary of the date of grant.

The following table sets forth certain information with respect to options held at December 31, 1997 by the Named Executive Officers.

                       OPTION VALUES AT DECEMBER 31, 1997

                                                  Securities Underlying              Value of Unexercised
                                                   Unexercised Options               in-the-Money Options
                                                at December 31, 1997 (1)           at December 31, 1997 (2)
                                              -----------------------------      ----------------------------
              Name                            Unexercisable    Exercisable       Unexercisable    Exercisable
              ----                            -------------    ------------      -------------    -----------
J. Peter Kline..........................           255,000          -           $ 4,756,013       $    -
John A. Beckert.........................           255,000          -             4,756,013            -
Jeffrey P. Mayer........................           181,000       39,000           2,331,885         563,831
Edward J. Rohling.......................           240,000        6,000           4,749,480          67,977
Robert L. Miars   ......................            81,500        3,000           1,223,314          33,989

     (1) This represents the total number of shares subject to stock options held by the Named Executive Officers at December 31, 1997. These options were granted on various dates during the years 1995 through 1997.

     (2) The closing price per share of Bristol Common Stock as reported in the New York Stock Exchange (the "NYSE") Composite Transactions Report on December 31, 1997 was $29.0625. Value is calculated on the basis of the difference between the option exercise price and $29.0625 multiplied by the number of shares of Bristol Common Stock covered by the option.

COMPENSATION PLANS AND ARRANGEMENTS

Director Compensation

Each director who is not a full-time employee of the Company or an employee of an affiliate of Bristol is granted annually a non-qualified option to purchase 7,500 Bristol Common Shares at an exercise price equal to the market price of the Bristol Common Shares at the close of business on the date of grant. Directors are also reimbursed for their out-of-pocket expenses incurred in connection with their attendance at meetings of the Bristol Board and committees of the Bristol Board and other activities relating to their position as a director.

Management Bonus Plan

The Company's Management Bonus Plan provides key management employees of the Company with cash bonuses based upon the achievement of specified targets and goals for the Company and for the particular employees. Each officer of the Company is eligible to receive annual bonus awards based on the achievement of performance criteria, as well as personal criteria, established by the Compensation Committee.

401(k) Plan

Bristol maintains and offers to its employees and executive officers a profit sharing plan with a 401(k) feature (the "Bristol 401(k) Plan"). Eligible employees may contribute to the Bristol 401(k) Plan through salary deferral elections of not less than 1% nor more than 16% of their salary. The Company makes matching contributions of $.50 for each dollar contributed, up to 6% of a participant's salary. The Bristol Board may in its sole discretion grant additional matching contributions, subject to statutory limitations. Contributions by participants are 100% vested and contributions by the Company vest over a period of years, becoming fully vested after five years of continuous employment. The Bristol 401(k) Plan is intended to qualify under
Section 401 of the Code so that contributions by participants or by the Company to the Bristol 401(k) Plan, and income earned on such contributions, are not taxable to the participants until withdrawn from the Bristol 401(k) Plan.

Incentive Plan

The Bristol Incentive Plan is designed to attract and retain qualified officers and other key employees of the Company. The Bristol Incentive Plan authorizes the grant of options to purchase Bristol Common Shares, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. The Compensation Committee administers the Bristol Incentive Plan and determines to whom awards are to be granted, as well as the number of shares, the exercise period and other terms and conditions of a particular grant.

As of December 31, 1997, there were outstanding options granted under the Bristol Incentive Plan to purchase an aggregate of 2,069,441 Bristol Common Shares. These options generally vest over four or five years from the date of grant, with certain options becoming fully vested upon specified anniversary's from the date of grant.

Employment Agreements

Messrs. Kline and Beckert have entered into employment agreements with Bristol that expire in 2001 and provide for the payment of an annual base salary of at least $450,000. Messrs. Kline and Beckert are also eligible to receive future grants of stock-based incentive awards and other benefits provided to senior executives of Bristol, including bonuses of up to 50% of base pay.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mr. North is a member of the Company's Compensation Committee of the Board of Directors. The Company paid fees to subsidiaries of Bass plc, of which Mr. North is Group Finance Director. In 1997, the Company paid $21.8 million pursuant to franchise agreements and for related marketing, advertising and reservation services, and $1.3 million pursuant to an Interim Services Agreement. These agreements are more fully described in Item 13. Certain Relationships and Related Transactions.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Bristol Common Stock, as of the close of business on March 31, 1998 by (i) each person known to the Company to own beneficially more than 5% of the Bristol Common Stock, (ii) each director and Named Executive Officer of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the address for each of the individuals named in the table is 14295 Midway Road, Dallas, Texas 75244. For purposes of the table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date.

                                                          BENEFICIAL OWNERSHIP
                                                 --------------------------------------
                                                   Number of         Percentage of
                                                  Shares Owned    Outstanding Shares(1)
                                                 -------------    ---------------------

United/Harvey Holdings, L.P.(2) ...........       14,059,677            31.08%
4200 Texas Commerce Tower W
2200 Ross Avenue
Dallas, Texas 75201

Bass plc (3) ..............................       14,041,962            31.04%
20 North Audley Street
London, W1Y1WE

Baron Capital (4) .........................        5,384,200            11.90%
767 Fifth Avenue, 24th Floor
New York, New York 10153

Cohen & Steers Capital Management, Inc. (5)        2,438,500             5.39%
757 Third Avenue
New York, New York 10017

J. Peter Kline (6) ........................        1,343,601             2.97%

Robert L. Miars (7) .......................          977,154             2.16%

John A. Beckert (6) .......................          848,604             1.88%

Edward J. Rohling (8) .....................          382,260                *

Jeffrey P. Mayer (9) ......................           69,000                *

David A. Dittman (10) .....................           22,500                *

Robert H. Lutz, Jr. (10) ..................           22,500                *

Reginald K. Brack, Jr. (11) ...............            9,600                *

Donald J. McNamara (12) ...................             --               --

Craig H. Hunt .............................             --               --

Richard C. North ..........................             --               --

Kurt C. Read ..............................             --               --

All directors and executive officers
 as a group (14 persons)...................        4,014,479             8.88%


Legend:

  *        Less than 1%

  (1) Assumes issuance of 1,428,571 shares as partial consideration for the acquisition of 20 Midwestern hotels (the "Omaha Acquisition"). Total consideration for the Omaha Acquisition is $19.1 million in cash, $40.9 million of assumed debt and 1,428,571 shares of Bristol Common Stock. The Omaha Acquisition is expected to close April 30, 1998.

  (2) Includes 1,342,791 shares which may be purchased from Mr. Huie upon exercise of Holdings' portion of a call option.

  (3) Bass America, Inc. owns 10,455,033 Bristol shares, which represents 23.11% of outstanding Bristol shares, and Holiday Corporation owns 3,586,929 Bristol shares which represents 7.93% of outstanding Bristol shares. Both corporations are subsidiaries of Bass plc.

  (4) As reported in a Schedule 13 G/A filed with the Commission February 13, 1998.

  (5) As reported in a Schedule 13 G/A filed with the Commission February 12, 1998.

  (6) Includes 150,000 shares which Messrs. Kline and Beckert each have the right to acquire through the exercise of options.

  (7) Includes 3,000 shares which Mr. Miars has the right to acquire through the exercise of options.

  (8)      Mr. Rohling left the Company March 15, 1998.

  (9) Includes 69,000 shares which Mr. Mayer has the right to acquire through the exercise of options.

 (10) Includes 22,500 shares which Messrs. Dittman and Lutz each have the right to acquire through the exercise of options, including 7,500 shares which Messrs. Dittman and Lutz will each have the right to acquire after the 1998 Annual Meeting.

 (11) Includes 7,500 shares which Mr. Brack has the right to acquire after the 1998 Annual Meeting through the exercise of options.

 (12) Mr. McNamara is the founder and Co-Chief Executive Officer of Hampstead. Holdings and its general partner were formed by Hampstead. The limited partners of Holdings include entities affiliated with Hampstead and certain unaffiliated institutional investors, none of which has the right to direct the management of the business of Holdings. However, by virtue of the foregoing relationships, Mr. McNamara may be deemed to beneficially own the shares of Bristol Common Stock owned by Holdings. Mr. McNamara disclaims beneficial ownership of all shares owned by Holdings and, accordingly, such shares are not shown in the table as being beneficially owned by him.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

HOTEL PROPERTIES AGREEMENT

In April 1997, Bristol and Holiday Corporation and its affiliates (collectively, the "Holiday Entities") entered into a hotel properties agreement (the "Hotel Properties Agreement") pursuant to which Bristol agreed to offer to the Holiday Entities the opportunity to enter into a standard Holiday franchise agreement for each hotel that Bristol acquires, manages or develops that meets specified criteria. The Hotel Properties Agreement requires that 85% of the rooms in Bristol's owned, leased and managed hotel portfolio be operated under a Holiday Inn brand, subject to certain limitations and approvals.

In April 1997, Bristol also agreed to enter into franchise agreements with Holiday Hospitality pursuant to which certain Bristol properties will be rebranded to Holiday Hospitality brands, subject to normal franchising procedures. Franchise fees for these rebranded hotels will equal 1% of room revenue in 1998, 3% in 1999 and 5% in 2000. Amounts paid to the Holiday Entities pursuant to franchise agreements and related marketing, advertising and reservation services were $21.8 million in 1997, including $13.1 million as franchise royalty fees and $4.5 million as franchise marketing fees.

As of April 1, 1998, Bass plc, through its subsidiaries Bass America, Inc. and Holiday Corporation, owned approximately 31% of the Bristol Common Shares. Richard C. North, Craig H. Hunt and Reginald K. Brack, Jr. serve as designees of the Bass Entities on the Bristol Board.

INTERIM SERVICES AGREEMENT

In April 1997, Bristol entered into an interim services agreement with Holiday Hospitality pursuant to which Holiday Hospitality agreed to continue to provide certain accounting, payroll, and employee benefit services to Bristol during the transition period following the Holiday Inn Acquisition. Bristol reimbursed Holiday Hospitality $1.3 million for the estimated costs incurred in providing such services during 1997. This agreement terminated in October 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 1998.

                                          BRISTOL HOTEL COMPANY


                                          BY:     /s/ John D. Bailey
                                              --------------------------------
                                                John D. Bailey
                                                Vice President, Controller and
                                                Chief Accounting Officer