Form 10-Q
period 1998-03-31
BRISTOL HOTEL CO
filed 1998-05-14
CIK 1002115

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Quarter Ended March 31, 1998

                              BRISTOL HOTEL COMPANY
                                14295 Midway Road
                               Dallas, Texas 75244
                                 (972) 391-3910

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

       The number of shares of common stock, par value $.01 per share, outstanding at May 8, 1998 was 43,806,401.



================================================================================

                              BRISTOL HOTEL COMPANY


                                      INDEX


PART I.           FINANCIAL INFORMATION.                                                                PAGE NO.
                                                                                                        --------
         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of March 31, 1998 and
                    December 31, 1997...................................................................   3

                  Condensed Consolidated Statements of Income for the three months
                     ended March 31, 1998 and 1997......................................................   4

                  Condensed Consolidated Statements of Cash Flows for the three months
                     ended March 31, 1998 and 1997......................................................   5

                  Notes to Condensed Consolidated Financial Statements..................................   6

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition...................................................................  10


PART II. OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K......................................................  15

SIGNATURE         ......................................................................................  16

                              BRISTOL HOTEL COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (Dollars in Thousands)

                                                                                    March 31,     December 31,
                                                                                      1998            1997
                                                                                   ----------     ------------
                                         ASSETS                                    (Unaudited)
Current assets
    Cash and cash equivalents ...................................................  $   79,649     $   86,167
    Accounts receivable, net ....................................................      36,407         31,305
    Inventory ...................................................................       8,393          8,286
    Deposits and other current assets ...........................................      10,673          9,298
                                                                                   ----------     ----------
               Total current assets .............................................     135,122        135,056

Property and equipment (net of accumulated depreciation
   of $88,356 and $76,172, respectively) ........................................   1,468,407      1,439,167

Other assets
    Restricted cash .............................................................       8,670          9,283
    Investments in joint ventures, net ..........................................      12,659         12,396
    Goodwill (net of accumulated amortization of $1,226
       and $891, respectively) ..................................................      52,394         52,773
    Deferred charges and other non-current assets, net ..........................      15,915         17,963
                                                                                   ----------     ----------

               Total assets .....................................................  $1,693,167     $1,666,638
                                                                                   ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt ...........................................  $    8,025     $    8,455
    Accounts payable and accrued expenses .......................................      45,957         29,852
    Accrued property, sales and use taxes .......................................      13,230         15,911
    Accrued insurance reserves ..................................................      10,773          9,530
                                                                                   ----------     ----------
               Total current liabilities ........................................      77,985         63,748

Long-term debt, excluding current portion .......................................     706,865        708,864
Deferred income taxes ...........................................................     243,751        242,530
Other liabilities ...............................................................       2,693          2,702
                                                                                   ----------     ----------
               Total liabilities ................................................   1,031,294      1,017,844
                                                                                   ----------     ----------

Common stock ($.01 par value; 150,000,000 shares authorized, 45,734,472 shares issued, and 43,804,901 and 43,641,401 shares outstanding at March 31, 1998
   and December 31, 1997, respectively) .........................................         438            436
Additional paid-in capital ......................................................     608,529        606,935
Cumulative translation adjustment ...............................................         406            286
Retained earnings ...............................................................      52,500         41,137
                                                                                   ----------     ----------
               Total stockholders' equity .......................................     661,873        648,794
                                                                                   ----------     ----------

               Total liabilities and stockholders' equity .......................  $1,693,167     $1,666,638
                                                                                   ==========     ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              BRISTOL HOTEL COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (Unaudited, in thousands except per share amounts)



                                                                                          March 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
REVENUE
    Rooms ....................................................................  $    120,372      $     41,731
    Food and beverage ........................................................        28,050            12,475
    Management fees ..........................................................         1,516                85
    Other ....................................................................         8,864             3,970
                                                                                ------------      ------------
               Total revenue .................................................       158,802            58,261
                                                                                ------------      ------------

OPERATING COSTS AND EXPENSES
    Departmental expenses:
        Rooms ................................................................        33,424             9,888
        Food and beverage ....................................................        21,239             8,409
        Other ................................................................         2,455             1,207
    Undistributed operating expenses:
        Administrative and general ...........................................        15,737             5,116
        Marketing ............................................................        11,380             3,838
        Property occupancy costs .............................................        24,474             8,326
        Depreciation and amortization ........................................        12,906             5,164
        Corporate expense ....................................................         6,290             3,012
                                                                                ------------      ------------
Operating income .............................................................        30,897            13,301

Other (income) expense:
    Interest expense .........................................................        12,513             6,278
    Equity in income of joint ventures .......................................          (554)             --
                                                                                ------------      ------------
Income before income taxes ...................................................        18,938             7,023

Income taxes .................................................................         7,576             2,613
                                                                                ------------      ------------

Net income ...................................................................  $     11,362      $      4,410
                                                                                ============      ============

Earnings per common and common equivalent share:
    Net income:
        Basic ................................................................  $       0.26      $       0.18
        Diluted ..............................................................  $       0.26      $       0.17

Weighted average number of common and common equivalent shares outstanding:
        Basic ................................................................    43,718,751        24,848,760
        Diluted ..............................................................    44,535,273        25,796,808




        The accompanying notes are an integral part of these condensed consolidated financial statements.

                              BRISTOL HOTEL COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited, in thousands)


                                                                                                                March 31,
                                                                                                          ----------------------
                                                                                                            1998          1997
                                                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ......................................................................................     $ 11,362      $  4,410
    Adjustment to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization ...............................................................       12,906         5,164
        Amortization of deferred financing costs ....................................................        1,257           528
        Equity in earnings of joint ventures ........................................................         (554)         --
        Non-cash portion of foreign currency translation ............................................          120          --
        Compensation expense recognized for employee stock options ..................................           73            64
    Changes in working capital ......................................................................        7,413        (3,628)
    Increase in advance deposits ....................................................................          714           286
    (Increase) decrease in restricted cash ..........................................................          613          (190)
    Deferred income taxes provision .................................................................        1,221           624
    Distribution from joint ventures ................................................................          175          --
    Decrease in other liabilities ...................................................................           (9)       (1,062)
                                                                                                          --------      --------

               Cash provided by operating activities ................................................       35,291         6,196
                                                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to property and equipment ..........................................................      (40,820)       (6,156)
    Purchase of property and equipment ..............................................................         --         (35,000)
                                                                                                          --------      --------


               Cash used in investing activities ....................................................      (40,820)      (41,156)
                                                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt ....................................................................       (2,429)       (1,665)
    Proceeds from senior term facility ..............................................................         --          41,200
    Proceeds from exercise of employee stock options ................................................        1,523          --
    Increase in deferred charges and other non-current assets .......................................          (83)       (3,262)
                                                                                                          --------      --------

               Cash provided by (used in) financing activities ......................................         (989)       36,273
                                                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents ................................................       (6,518)        1,313

Cash and cash equivalents at beginning of period ....................................................       86,167         4,666
                                                                                                          --------      --------

Cash and cash equivalents at end of period ..........................................................     $ 79,649      $  5,979
                                                                                                          ========      ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              BRISTOL HOTEL COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         Bristol Hotel Company (the "Company" or "Bristol") is a Delaware corporation which was incorporated in November 1994 and began operations after the acquisitions of Harvey Hotel Company, Ltd. and its subsidiaries and United Inns, Inc. At March 31, 1998, the Company owned 86 hotels and managed 15 additional hotels, two of which are owned by joint ventures in which the Company owns a 50% interest. The properties, which contain approximately 28,800 rooms, are located in 22 states, the District of Columbia and Canada. The Company acquired the ownership and/or management of 60 of these properties on April 28, 1997 (the "Holiday Inn Acquisition").

         The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited balance sheet at that date. The condensed consolidated balance sheet at March 31, 1998, the condensed consolidated statements of income for the three months ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flow for the three months ended March 31, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been made. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2.       SUBSEQUENT EVENTS

         On April 21, 1998, the Company acquired the 187-room Sheraton Four Points Hotel in Leominster, Massachusetts for $9.0 million. The purchase price was funded with borrowings from the FelCor Facility (as described below).

         On April 30, 1998 the Company acquired 20 midwestern hotels (the "Omaha Acquisition"). The total consideration for these assets was $40 million of assumed debt (of which $24.9 million was paid off at closing), $20 million in cash and 1.43 million shares of the Company's common stock. The portfolio consists of nine full-service Holiday Inns, five Holiday Inn Express hotels, five Hampton Inns and one Homewood Suites, with locations in Omaha, Nebraska; Moline, Illinois; Davenport, Iowa; central Kansas and Midland/Odessa, Texas. The Company funded the cash portion of the purchase price and the $24.9 million of debt prepayments with borrowings under the FelCor Facility (as described below).

         On April 21, 1998, the Company entered into an interim credit facility with FelCor Suite Hotels, Inc. ("FelCor") pursuant to which the Company can borrow up to $120 million to fund acquisitions and redevelopment costs and for other corporate purposes (the "FelCor Facility"). The FelCor Facility bears interest at a rate of LIBOR plus 2% and will mature on December 31, 2003.

         On May 11, 1998, the Company refinanced its existing $455 million loan from Nomura Asset Capital Corporation and Bankers Trust Company with a new $455 million loan from Bankers Trust Company (the "BT Loan"). The BT Loan is secured by a pledge of stock in the subsidiaries of the Company, bears interest at LIBOR plus 1-3/4% and will mature on May 11, 2001. The Company incurred approximately $34 million in yield maintenance costs and prepayment penalties related to the payoff of the existing facility, which, along with approximately $6.8 million of deferred financing charges, will be recognized as an extraordinary loss in the second quarter of 1998.

                              BRISTOL HOTEL COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.       PROPOSED MERGER WITH FELCOR SUITE HOTELS, INC.

         On March 24, 1998, the Company announced a proposed merger with FelCor, subject to approval by shareholders of both companies. Under the terms of the proposed merger (the "FelCor Merger"), Felcor will acquire the real estate holdings and assume the associated debt of the Company in return for 31.7 million shares of newly issued FelCor stock. Prior to the FelCor Merger, the Company will spin-off, as a taxable dividend, its hotel operating business as a separate publicly traded hotel operating company to be known as Bristol Hotels & Resorts ("New Bristol"). The spin-off will be followed by the merger of Bristol into Felcor, with Felcor acquiring all of Bristol's remaining assets, including its 110 owned hotels (giving effect to acquisitions closed subsequent to quarter end).

         Each of the Company's hotels acquired by FelCor in the merger will be leased to and operated by New Bristol. The merged company, which will be renamed FelCor Lodging Trust, Ltd., will be the largest non-paired share lodging REIT and New Bristol will be the largest independent hotel operating company in the U.S. The two companies will be separately owned and managed, but are expected to work together in the acquisition and leasing of additional hotels.

         In the spin-off, Bristol stockholders will receive one common share of New Bristol for every two of their existing Bristol common shares. In the merger, Bristol stockholders will receive 0.685 FelCor common shares for each of their existing Bristol common shares. FelCor stockholders will continue to hold their current FelCor common shares. As a result of these transactions, existing Bristol stockholders will own all of New Bristol's equity and 44% of FelCor's outstanding common equity. The spin-off will be taxable to Bristol and its stockholders, while the merger will be tax-free.

         The following unaudited pro forma statements of income of New Bristol give effect to Bristol's contribution of its hotel operating business to New Bristol, the Holiday Inn Acquisition, the spin-off, the merger and the Omaha Acquisition as if each event had occurred on January 1 of the periods presented. The pro forma statements of income are presented for illustrative purposes only and do not purport to be indicative of the results that would have actually been obtained had such transactions been completed for the periods presented or that may be obtained in the future.

                              BRISTOL HOTEL COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


3.        PROPOSED MERGER WITH FELCOR SUITE HOTELS, INC.  (CONTINUED)

                                                                 Pro Forma for the Three
                                                                  Months Ended March 31,
                                                                    1998         1997
                                                                 ----------   ----------
                                                                (unaudited, in thousands
                                                                except per share amounts)
                                                                -------------------------
          Total revenue .......................................  $  170,410   $  160,448

          Departmental expenses ...............................      62,206       60,240
          Undistributed operating expenses (including tenant
             lease expense) ...................................     105,457       97,562
                                                                 ----------   ----------

          Operating income ....................................       2,747        2,646

          Interest expense ....................................         205          205
                                                                 ----------   ----------

          Income before income taxes ..........................       2,542        2,441

          Income taxes ........................................       1,017          974
                                                                 ----------   ----------

          Net income ..........................................  $    1,525   $    1,467
                                                                 ==========   ==========

          Earnings per common and common
             equivalent share .................................    $   0.09     $   0.10
                                                                 ==========   ==========

          Weighted average number of common and
             common equivalent shares outstanding .............  17,565,343   15,101,288
                                                                 ==========   ==========


4.        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

         The following unaudited pro forma statement of income gives effect to the Holiday Inn Acquisition and related debt refinancings as if each event had occurred on January 1, 1997. The pro forma statement of income is presented for illustrative purposes only and does not purport to be indicative of the results that would have actually been obtained had such transactions been completed as of the assumed dates and for the period presented or that may be obtained in the future. This pro forma statement of income is used for comparison to the actual operating results for the three months ended March 31, 1998 in "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                              BRISTOL HOTEL COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.        PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME (CONTINUED)

                                                        Pro Forma for the
                                                        Three Months Ended
                                                           March 31, 1997
                                                         -----------------
                                                     (unaudited, in thousands
                                                     except per share amounts)
Total revenue ............................................   $   148,684

Departmental expenses ....................................        55,152
Undistributed operating expenses .........................        66,074
                                                             -----------

Operating income .........................................        27,458

Other (income) expenses:
  Interest expense .......................................        14,809
  Equity in income of joint ventures .....................          (339)
                                                             -----------

Income before income taxes ...............................        12,988

Income taxes .............................................         5,012
                                                             -----------

Net income ...............................................   $     7,976
                                                             ===========

Earnings per common and common
   equivalent share ......................................   $      0.20
                                                             ===========

Weighted average number of common and
   common equivalent shares outstanding ..................    39,838,770
                                                             ===========


     NOTE TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

             A. Bristol acquired the Allerton Hotel in Chicago (the "Allerton") on January 31, 1997. There were no adjustments made to the pro forma condensed consolidated statement of income for this property. Results of operations for this property are included from the acquisition date.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



FORWARD-LOOKING STATEMENTS

Certain matters discussed in this 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the intent, belief or expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


OVERVIEW

Historical results for the three months ended March 31, 1998 reflect the operations of the 86 hotels owned by the Company as of March 31, 1998 and the joint venture ownership and/or management of 15 additional hotels. Historical results for the three months ended March 31, 1997 reflect the operations of the 37 hotels owned by the Company as of March 31, 1997 (the "Original Bristol Portfolio"), the operations of the Allerton from its acquisition date, January 31, 1997, and the management of one additional hotel. Pro forma results for the three months ended March 31, 1997 include the Original Bristol Portfolio, the Allerton from its acquisition date and the assets (the "Holiday Inn Assets") acquired by the Company in the Holiday Inn Acquisition completed in April 1997. The 45 owned hotels included in the Holiday Inn Assets are referred to below as the "Acquired Hotels".

The 86 hotels owned by the Company as of March 31, 1998 are comprised of the Original Bristol Portfolio, the Allerton, the Holiday Inn - St. Louis ("St. Louis") purchased in October 1997, the Holiday Inn - Philadelphia Independence Mall ("Philadelphia") purchased in December 1997 and the Acquired Hotels. Collectively, Allerton, St. Louis and Philadelphia are referred to below as the "1997 Single Asset Purchases".

The redevelopment and rebranding program (the "Redevelopment and Rebranding Program") started by the Company in November 1997 impacted the Company's 1998 first quarter results. The Company had approximately 85,000 room nights out-of-service or approximately 3.8% of the total available. The Redevelopment and Rebranding Program, which entails exterior and interior reconstruction of and renovations to a substantial number of the Company's hotels as well as the rebranding of certain hotels operated under the Company's own brand names, is expected to be substantially complete by the end of 1999.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

Total revenue increased 172.6% to $158.8 million for the three months ended March 31, 1998, as compared to 1997 as a result of the inclusion of the Holiday Inn Assets, and the 1997 Single Asset Purchases as well as the improved operating performance of the Original Bristol Portfolio. Revenue

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

per available room ("RevPAR") for the Original Bristol Portfolio was $50.56 for the three months ended March 31, 1998, compared to $48.31 for 1997, representing a 4.7% increase. The improvement in RevPAR is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio. Occupancy and average daily room rate ("ADR") for the Original Bristol Portfolio was 67.8% and $74.60, respectively, for the three months ended March 31, 1998, compared to 70.3% and $68.73, respectively, for the three months ended March 31, 1997. The 2.5 percentage point ("pp") decline in occupancy is primarily attributable to an increase in rooms out of service as a result of the Redevelopment and Rebranding Program. RevPar increased 8.9% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, for the hotels in the Original Bristol Portfolio which were not undergoing renovations during 1998.

Rooms revenue as a percent of total revenue was 75.8% for the three months ended March 31, 1998, as compared to 71.6% for the three months ended March 31, 1997, resulting from the Acquired Hotels having proportionally lower food and beverage business than the Original Bristol Portfolio. This is also evidenced by the 188.4% increase in rooms revenue for the three months ended March 31, 1998, compared to the same period in 1997 as compared to a 124.8% increase in food and beverage revenue.

Food and beverage revenue increased primarily due to the increase in the number of hotels and also due to higher food and beverage revenues for the Original Bristol Portfolio. Food and beverage revenue for the Original Bristol Portfolio for the three months ended March 31, 1998 was $13.5 million, representing a 7.9% increase over first quarter 1997. This increase is primarily attributable to the effective redevelopment of several hotels in the Original Bristol Portfolio.

The increase in management fees relates primarily to the addition of the 15 management contracts acquired in the Holiday Inn Acquisition offset by the loss of a management contract previously held by Bristol in the first half of 1997.

Gross operating margin (consisting of total revenue less department expenses, administrative and general, marketing and property operating costs divided by total revenue) was 31.5% for the three months ended March 31, 1998, compared to 36.9% for the three months ended March 31, 1997. The 5.4 pp decrease in gross operating margin is primarily attributable to declines in departmental operating margins and higher property operating costs related to property taxes and land rentals. Declines in departmental margins relate primarily to the integration of the Acquired Hotels, which have had historically lower margins. Property tax increases relate to increased valuations as a result of the significant capital improvements for several hotels in the Original Bristol Portfolio as well as an increase in tax rates for certain hotels. Increased land rentals relate to the Acquired Hotels having a proportionately higher number of ground leases than the Original Bristol Portfolio.

Depreciation and amortization increased $7.7 million for the three months ended March 31, 1998, compared to 1997 as a result of the Holiday Inn Acquisition and the 1997 Single Asset Purchases. Depreciation expense also increased as a result of the substantial capital improvements at several hotels in the Original Bristol Portfolio.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

Corporate expenses for the three months ended March 31, 1998, were $6.3 million compared to $3.0 million for 1997. The increase relates primarily to the increase in the number of corporate employees and related costs and increased travel expenses as a result of the Holiday Inn Acquisition.

Interest expense for the three months ended March 31, 1998, increased $6.2 million to $12.5 million from $6.3 million for the three months ended March 31, 1997. The increase relates primarily to the additional debt incurred to finance the Holiday Inn Acquisition. The increase was offset by capitalized interest on assets under redevelopment of approximately $2.7 million during the three months ended March 31, 1998.

Equity in income of joint ventures of $.6 million for the three months ended March 31, 1998 represents the Company's 50% interest in the earnings of two joint ventures acquired in the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 157.6% to $11.4 million for the three months ended March 31, 1998, compared to the three months ended March 31, 1997 and diluted earnings per share increased 52.9% to $.26 for the three months ended March 31, 1998, compared to $.17 for 1997.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1997

Total revenue increased $10.1 million, or 6.8%, to $148.7 million for the three months ended March 31, 1998, compared to the pro forma three months ended March 31, 1997, reflecting increases in rooms revenue and food and beverage revenue offset by a decrease in other revenue. Rooms revenue and food and beverage revenue increased 9.0% and 4.4%, respectively, for the three months ended March 31, 1998 compared to the pro forma three months ended March 31, 1997. Other revenue declined $1.1 million for the three months ended March 31, 1998 compared to the pro forma three months ended March 31, 1997 representing an 11.2% decrease. Revenue increases reflect the addition of the 1997 Single Asset Purchases and improvements in RevPAR offset by the impact of having approximately 3.8% of total available rooms out-of-service as a result of the Redevelopment and Rebranding Program. The decrease in other revenue is primarily related to a decrease in long distance telephone revenue as a result of the increased trend towards use of calling cards by hotel guests.

RevPAR for the Company, excluding the 1997 Single Asset Purchases, was $54.45 for the three months ended March 31, 1998, compared to $52.46 for the pro forma three months ended March 31, 1997. This RevPAR increase is primarily attributable to the successful repositioning and/or redevelopment of several hotels in the Original Bristol Portfolio as well as the strength of the Holiday Inn brand name and reservation system. Occupancy and ADR for the Company, excluding the 1997 Single Asset Purchases, for the three months ended March 31, 1998, was 68.3% and $79.73, respectively, compared to 71.6% and $73.31, respectively, for pro forma three months ended March 31, 1997. The 3.3 pp decline in occupancy is primarily a result of the Redevelopment and Rebranding Program.

Operating income margin improved by 5% as the improvement in revenues outpaced cost increases due to good cost control and a relatively high level of fixed and semi-fixed expenses. Operating income margin for the three months ended March 31, 1998 was 19.5% compared to 18.5% for the pro forma three months ended March 31, 1997.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED WITH PRO FORMA THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

Interest expense decreased $2.3 million to $12.5 million for the three months ended March 31, 1998, compared to the pro forma three months ended March 31, 1997. The decrease relates primarily to capitalized interest on assets under redevelopment of approximately $2.7 million during the three months ended March 31, 1998.

Equity in income of joint ventures increased $0.2 million for the three months ended March 31, 1998, compared to pro forma three months ended March 31, 1997. The increase is due to improvements in the operating results for the two hotels owned by the joint ventures offset by the conversion of one joint venture to an owned asset resulting from the Company's acquisition of the remaining 50% partnership interest in the Holiday Inn - San Jose in December 1997. The Company had acquired its original 50% partnership interest in connection with the Holiday Inn Acquisition.

As a result of the factors described above, net income increased 42.4% to $11.4 million for the three months ended March 31, 1998, compared to the pro forma three months ended March 31, 1997 and diluted earnings per share increased 30.0% to $.26 for the three months ended March 31, 1998, compared to $.20 for the pro forma three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital to fund its operational and capital needs is cash flow from operations, which it typically measures in terms of EBITDA (earnings before interest, taxes, depreciation and amortization). EBITDA is considered to be principally available to pay income taxes, fund routine capital maintenance and to pay debt service, both interest and principal. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to evaluate hotel properties using multiples of EBITDA. EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income for purposes of evaluating the Company's operating performance. Management believes that cash flow from operations along with the FelCor Facility will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements. EBITDA totaled $44.4 million for the three months ended March 31, 1998, compared to $18.5 million for the three months ended March 31, 1997, an increase of 140.0%.

The Company's net cash provided by operations totaled $35.3 million for the three months ended March 31, 1998, compared to $6.2 million for the same period in 1997. The Company's cash and cash equivalent assets were $79.6 million and $86.2 million at March 31, 1998 and December 31, 1997, respectively. The $29.1 million increase in net cash provided by operating activities from 1997 to 1998 relates primarily to the increase in income before depreciation and amortization and an increase in working capital offset by an increase in restricted cash. The increase in working capital relates primarily to the Holiday Inn Acquisition and the resulting increases in accounts receivable offset by the increases in accounts payable and accrued expenses. The increase in restricted cash relates primarily to reserves for real estate taxes and capital expenditures deposited in accordance with the terms of various debt agreements.

                              BRISTOL HOTEL COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


In the second quarter of 1998, the Company entered into the FelCor Facility pursuant to which the Company can borrow up to $120 million to fund acquisitions, redevelopment costs and other corporate purposes. The Company borrowed $54 million in the second quarter of 1998 to fund the Omaha Acquisition and the purchase of the Sheraton Four Points in Leominster, Massachusetts. The Company has borrowed an additional $33.2 million to fund the Redevelopment and Rebranding Program and $32.8 million to fund into escrow the redemption of all the Company's 11.22% Senior Secured Notes due 2000. The escrow will be released on June 15, 1998.

On May 11, 1998, the Company incurred approximately $34 million in yield maintenance costs and prepayment penalties related to the payoff of its existing $455 million loan from Nomura Asset Capital Corporation and Bankers Trust Company, and approximately $975,000 of financing costs related to the BT Loan. Both amounts were funded out of available cash.

The Company anticipates using cash on hand and cash from operations, along with the FelCor Facility to fund the Redevelopment and Rebranding Program and planned capital projects scheduled for completion up to the date of the proposed merger, at which time FelCor will assume responsibility for funding capital expenditures.

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                    No. 27     Financial Data Schedule

         (b)     Reports on Form 8-K

                    Current Report on Form 8-K filed March 30, 1998 containing the December 31, 1997 financial statements of Bristol Hotel Asset Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BRISTOL HOTEL COMPANY



Date:         May 14, 1998                By  /s/ John D. Bailey
                                              ----------------------------------
                                              John D. Bailey
                                              Vice President, Controller and
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule