Form 10-K/A
period 1997-12-31
BRISTOL HOTEL CO
filed 1998-06-15
CIK 1002115

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                  FORM 10-K/A
                               (AMENDMENT NO. 2)



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

     Document Incorporated by Reference:  None.



================================================================================

This document replaces in its entirety Bristol Hotel Company Form 10-K for the year ended December 31, 1997 and Form 10-K/A (Amendment No. 1) filed April 29, 1998.

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

On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc. (See Mergers.)

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

The completion of the Combination resulted in the Company owning 34 hotels, eight from Harvey Hotel Companies and 26 from United Inns (the "United Hotels"). In 1995, the Company purchased two additional hotels and by the end of 1996 the Company had acquired one additional hotel and had substantially completed a comprehensive redevelopment program that included extensive exterior and interior reconstruction and renovations to 20 of the United Hotels, as well as the strategic repositioning of the redeveloped hotels within their local markets. Collectively, the 37 hotels owned by the Company at January 1, 1996, which excludes the Holiday Inn Plano, are referred to as the "Original Bristol Portfolio." In 1997, the Company added 63 hotels to its owned/operated portfolio when it completed the acquisition of 60 hotels from Holiday Corporation (the "Holiday Inn Acquisition") and three additional hotels comprising the 1997 Single Asset Purchases, as defined below. (See Acquisitions.)

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


MERGER

On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc.("FelCor"), which was unanimously approved by the boards of both companies subject to final documentation. FelCor will acquire the Company's real estate holdings and associated debt in return for 31.7 million shares of newly issued FelCor stock. Prior to the merger, the Company will spin off, as a taxable dividend, all of its non-real estate holdings into a newly formed public company to be known as Bristol Hotels & Resorts, Inc. ("New Bristol"). New Bristol will become one of FelCor's two major tenants, with long-term leases on all of the Bristol hotels included in the merger. New Bristol will continue to be Holiday Hospitality's largest franchisee. The existing Hotel Properties Agreement will be terminated and New Bristol will commit to add 8,700 Holiday branded rooms over the next five years. New Bristol will aggressively pursue lease and management of larger, full-service hotels which can be redeveloped and repositioned.

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

Subsequent to closing, FelCor will fund the Redevelopment and Rebranding Program as defined below. This merger is expected to close by the end of July 1998.


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


PROPERTIES

The following table sets forth certain information with respect to each of the Company's hotels as of December 31, 1997:

                                                                                                          NO. OF
                           HOTEL                                             LOCATION                      ROOMS
     OWNED:
     Holiday Inn - Montgomery.....................................     Montgomery, AL...................    213
     Holiday Inn - Texarkana I-30 (1).............................     Texarkana, AR....................    210
     Days Inn - Flagstaff.........................................     Flagstaff, AZ....................    157
     Fairfield Inn - Downtown Scottsdale (1)......................     Scottsdale, AZ...................    218
     Holiday Inn - Santa Barbara..................................     Santa Barbara, CA................    160
     Holiday Inn Select - Irvine/Orange County Airport (3)........     Irvine, CA.......................    334
     Holiday Inn Select - Pleasanton (2)..........................     Pleasanton, CA...................    244
     Holiday Inn - San Diego on the Bay (1) (3) ..................     San Diego, CA....................    600
     Holiday Inn - San Jose North.................................     San Jose, CA.....................    305
     Holiday Inn - San Francisco Financial District (1) (3) ......     San Francisco, CA................    565
     Holiday Inn - San Francisco Fisherman's Wharf (1)............     San Francisco, CA................    584
     Holiday Inn Select - San Francisco Union Square (2)..........     San Francisco, CA................    400
     Holiday Inn Express - Colorado Springs Central...............     Colorado Springs, CO.............    207
     Ramada Inn - Colorado Springs North..........................     Colorado Springs, CO.............    220
     Holiday Inn - Hartford Downtown (2)..........................     Hartford, CT.....................    342
     Holiday Inn Select - Stamford (1)............................     Stamford, CT.....................    383
     Holiday Inn - Cocoa Beach Oceanfront Resort..................     Cocoa Beach, FL..................    500
     Holiday Inn - Nikki Bird (1).................................     Kissimmee, FL....................    529
     Holiday Inn Select - Miami International Airport (1) (2).....     Miami, FL........................    304
     Holiday Inn Select - Orlando International Airport...........     Orlando, FL......................    288
     Holiday Inn - Orlando International Drive Resort.............     Orlando, FL......................    652
     Holiday Inn - Orlando North/Winter Park......................     Orlando, FL......................    200
     Holiday Inn - Near Busch Gardens(R)Tampa.....................     Tampa, FL........................    395
     Courtyard by Marriott - Downtown Atlanta.....................     Atlanta, GA......................    211
     Fairfield Inn - Downtown Atlanta.............................     Atlanta, GA......................    242
     Holiday Inn - Atlanta Airport North..........................     Atlanta, GA......................    493
     Harvey Hotel - Atlanta Powers Ferry (2)......................     Atlanta, GA......................    296
     Crowne Plaza - Atlanta Airport...............................     Atlanta, GA......................    378
     Holiday Inn Select - Atlanta Perimeter Dunwoody..............     Atlanta, GA......................    250


     Holiday Inn Express - Atlanta I-20 East......................     Atlanta, GA......................    167
     Holiday Inn Express - Atlanta Northeast......................     Atlanta, GA......................    199
     Holiday Inn - Atlanta South/Jonesboro........................     Atlanta, GA......................    180
     Holiday Inn - Columbus Airport North (1).....................     Columbus, GA.....................    223
     Hampton Inn - Marietta.......................................     Marietta, GA.....................    140
     Allerton Hotel - Chicago (3).................................     Chicago, IL......................    378
     Holiday Inn - New Orleans French Quarter (1).................     New Orleans, LA..................    276
     Holiday Inn Select - Boston Government Center (1)(3).........     Boston, MA.......................    303
     Holiday Inn - Kansas City Northeast..........................     Kansas City, MO..................    167
     Holiday Inn - Westport.......................................     St. Louis, MO....................    318
     Holiday Inn - Jackson Southwest..............................     Jackson, MS......................    289
     Crowne Plaza - Downtown Jackson..............................     Jackson, MS......................    354
     Hampton Inn - Jackson North..................................     Jackson, MS......................    119
     Harvey Hotel & Suites - Jackson North........................     Jackson, MS......................    224
     Whispering Woods Hotel and Conference Center.................     Olive Branch, MS.................    181
     Holiday Inn - Albuquerque Mountainview.......................     Albuquerque, NM..................    360
     Holiday Inn Select - Philadelphia Center City (2)............     Philadelphia, PA.................    445
     Holiday Inn - Independence Mall..............................     Philadelphia, PA.................    364
     The Mills House Hotel - Charleston Holiday Inn...............     Charleston, SC...................    214
     Holiday Inn - Columbia Airport...............................     Columbia, SC.....................    148
     Holiday Inn Select - Greenville (Roper) (2)..................     Greenville, SC...................    208
     Holiday Inn - Spartanburg West...............................     Spartanburg, SC..................    224
     Holiday Inn - Chattanooga Southeast I-75.....................     Chattanooga, TN..................    230
     Holiday Inn - Knoxville West (1).............................     Knoxville, TN....................    242
     Holiday Inn Select - Nashville Opryland/Airport (1) (3)......     Nashville, TN....................    384
     Holiday Inn - Amarillo I-40 (1)..............................     Amarillo, TX.....................    247
     Holiday Inn - Austin Town Lake...............................     Austin, TX.......................    320
     Holiday Inn - Beaumont Midtown I-10..........................     Beaumont, TX.....................    190
     Fairfield Inn - Dallas Regal Row.............................     Dallas, TX.......................    204
     Harvey Hotel - Dallas (1)....................................     Dallas, TX.......................    313
     Harvey Hotel - Addison (2)...................................     Dallas, TX.......................    429
     Bristol Suites - Dallas (1) (2)..............................     Dallas, TX.......................    295
     Hampton - Downtown Dallas/West End...........................     Dallas, TX.......................    311
     Harvey Hotel - Dallas Brookhollow (2)........................     Dallas, TX.......................    354
     Courtyard by Marriott - Houston Near The Galleria............     Houston, TX......................    209
     Fairfield Inn - Houston Near The Galleria....................     Houston, TX......................    107
     Holiday Inn Select - Houston Near Greenway Plaza.............     Houston, TX......................    355
     Holiday Inn - Medical Center (2).............................     Houston, TX......................    297
     Fairfield Inn - Houston I-10 East............................     Houston, TX......................    160
     Holiday Inn - Houston Intercontinental Airport...............     Houston, TX......................    413
     Hampton Inn - Houston I-10 East..............................     Houston, TX......................     90
     Holiday Inn Select - Houston I-10 West (3)...................     Houston, TX......................    349
     Harvey Suites - Houston Medical Center (1)(4) ...............     Houston, TX......................    285
     Harvey Suites - DFW Airport..................................     Irving, TX  .....................    164
     Harvey Hotel - DFW Airport (1)...............................     Irving, TX.......................    506
     Harvey Hotel - Plano.........................................     Plano, TX........................    279
     Holiday Inn - Plano..........................................     Plano, TX........................    161
     Holiday Inn - San Antonio Downtown (1).......................     San Antonio, TX..................    314
     Holiday Inn Select - San Antonio International Airport.......     San Antonio, TX..................    397
     Holiday Inn - Waco I-35......................................     Waco, TX.........................    171
     Holiday Inn - Salt Lake City Airport.........................     Salt Lake City, UT...............    190
     Holiday Inn - Cambridge......................................     Cambridge, Ontario...............    139
     Holiday Inn Select - Toronto Airport.........................     Toronto, Ontario ................    444
     Holiday Inn - Kitchener Waterloo.............................     Kitchener, Ontario...............    182
     Holiday Inn - Peterborough - Waterfront......................     Peterborough, Ontario............    154
     Holiday Inn - Sarnia.........................................     Sarnia, Ontario..................    151


     Holiday Inn - Toronto Yorkdale...............................     Toronto, Ontario.................    370

     MANAGED:
     Holiday Inn - Hollywood......................................     Hollywood, CA....................    470
     Holiday Inn - City Center....................................     Los Angeles, CA..................    195
     Holiday Inn - Woodland Hills.................................     Woodland Hills, CA...............    124
     Holiday Inn - San Francisco Civic Center.....................     San Francisco, CA................    393
     Holiday Inn - Torrance.......................................     Torrance, CA.....................    329
     Holiday Inn - South Bend University Area.....................     South Bend, IN...................    229
     Holiday Inn - Lexington North................................     Lexington, KY....................    303
     Holiday Inn - Cincinnati North...............................     Cincinnati, OH...................    407
     Holiday Inn Select - Pittsburgh University Center............     Pittsburgh, PA...................    251
     Holiday Inn - Memphis East...................................     Memphis, TN......................    243
     Holiday Inn - Nashville Vanderbilt...........................     Nashville, TN....................    300
     Bristol House................................................     Dallas, TX.......................    127
     Holiday Inn - San Antonio Riverwalk..........................     San Antonio, TX..................    313

     JOINT VENTURES:

     Holiday Inn - Washington D.C. Downtown.......................     Washington, DC...................    208
     Chateau LeMoyne - New Orleans Holiday Inn....................     New Orleans, LA..................    171

      NOTES:

        (1)  The Company leases the land for these hotels.

        (2)  These hotels will be converted to Crowne Plaza hotels during 1998.

        (3)  These hotels will be converted to Crowne Plaza hotels during 1999.

        (4) This hotel will be converted to a Holiday Inn and Suites during 1998.

The following table sets forth certain operating and redevelopment and rebranding information for the Company's properties (dollars in thousand, except rate and revenue per available room or "RevPAR"):


                          Average             1998
                         Number of           Planned          Average       Average
                        Guest Rooms        Renovations       Occupancy       Rate       RevPAR
                        -----------        -----------       ---------      -------     ------
Owned Properties            286              $164,500          71.9%        $75.18      $54.08
Managed Properties          296                 N/A            73.6%        $79.24      $57.97
Joint Ventures              190                 N/A            74.8%        $98.79      $73.91
Total Portfolio             285              $164,500          72.1%        $76.05      $54.86

NOTE: Includes statistics for all properties for the entire year. 1997 acquisitions, including the Holiday Inn Acquisition, are treated as if owned for the entire year.

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

ENVIRONMENTAL ISSUES

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

AMERICANS WITH DISABILITIES ACT

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements relating to access and use by disabled persons. Bristol's management believes that its hotels are substantially in compliance with the requirements of the ADA. However, a determination that its hotels are not in compliance with the ADA could result in liability for governmental fines and damages to private litigants. If Bristol were required to make unanticipated major modifications to its hotels to comply with the requirements of the ADA, it could affect its ability to pay its obligations and make distributions to its shareholders.

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

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
              RELATED SHAREHOLDER.

The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "BH." The range of the high and low sales price of the Company's Common Stock as reported on the NYSE Composite Tape for each of the quarters during the years ended December 31, 1997 and 1996, as adjusted for the Stock Split, is set forth below:


                                                                   1997                     1996
                                                          -----------------------  ------------------------
                                                            High          Low         High          Low

         First quarter...............................      $29.667     $  21.083    $  19.083    $  16.250
         Second quarter..............................       28.917        24.083       21.667       18.250
         Third quarter...............................       28.250        25.500       21.417       17.500
         Fourth quarter..............................       29.750        23.937       21.167       16.667

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

                              BRISTOL HOTEL COMPANY
          SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                        HISTORICAL
                                         ----------------------------------------
                                                                   ELEVEN MONTHS
                                              YEAR ENDED               ENDED                PRO FORMA (UNAUDITED)
                                              DECEMBER 31,           DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                         ------------------------    ------------   ----------------------------------------
                                           1997            1996          1995         1997          1996 (1)       1995 (2)
                                         --------        --------    ------------   ---------      ----------     ----------
OPERATING DATA:

REVENUE:
   Rooms ...........................     $ 377,380      $ 149,794     $ 115,771     $ 469,885      $ 421,278      $ 127,670
   Food, beverage and other ........       127,138         62,046        49,424       156,162        150,598         54,012
                                         ---------      ---------     ---------     ---------      ---------      ---------
         Total revenue .............       504,518        211,840       165,195       626,047        571,876        181,682
                                         ---------      ---------     ---------     ---------      ---------      ---------

OPERATING COSTS AND EXPENSES:
   Departmental expenses:
      Rooms ........................       105,063         37,706        32,692       131,124        119,654         36,240
      Food, beverage and other .....        79,092         35,810        31,376        99,363         95,779         34,312
   Undistributed operating expenses:
      Administration and general,
         marketing .................        78,694         33,821        28,254        99,465         95,995         30,504
      Property operating costs .....        79,633         28,402        24,738       100,907         85,115         26,804
      Depreciation and amortization.        39,690         18,377        13,505        49,665         49,017         14,387
      Corporate expense ............        24,450         10,958         8,035        24,787         21,412          8,691
                                         ---------      ---------     ---------     ---------      ---------      ---------
         Operating income ..........        97,896         46,766        26,595       120,736        104,904         30,744
                                         ---------      ---------     ---------     ---------      ---------      ---------

   Other expenses:
      Interest expense (3) .........        44,591         18,616        18,374        55,694         54,248         16,133
      Other non-operating expenses .          --             --             430          --             --               93
      Equity in income of joint
          ventures .................        (1,916)          --            --          (2,440)        (1,483)          --
      Income taxes .................        22,007         10,401         2,822        26,317         20,158          5,226
                                         ---------      ---------     ---------     ---------      ---------      ---------

Income before extraordinary item ...        33,214         17,749         4,969        41,165         31,981          9,292

Extraordinary loss on early
    extinguishment of debt, net
    of income taxes ................        12,741           --           1,908        11,403           --             --
                                         ---------      ---------     ---------     ---------      ---------      ---------

Net income .........................     $  20,473      $  17,749     $   3,061     $  29,762      $  31,981      $   9,292
                                         =========      =========     =========     =========      =========      =========

Diluted earnings per common and
  common equivalent share:
   Income before extraordinary item      $    0.87      $    0.70     $    0.28     $    1.03      $    0.81      $    0.37
   Net income ......................     $    0.53      $    0.70     $    0.17     $    0.75      $    0.81      $    0.37

Weighted average number of
   common and common
   equivalent shares outstanding
   - diluted (in thousands) ........        38,332         25,526        17,909        39,865         39,568         24,892

                              BRISTOL HOTEL COMPANY
    SELECTED HISTORICAL AND PRO FORMA (UNAUDITED) FINANCIAL DATA (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                        HISTORICAL
                                                                         -------------------------------------
                                                                                        DECEMBER 31,
                                                                         -------------------------------------
                                                                            1997           1996        1995
                                                                         ----------     ----------   ---------

BALANCE SHEET DATA:

   Cash and cash equivalents......................................       $   86,167     $   4,666    $   7,906
   Property and equipment - net...................................        1,439,167       552,564      470,705
   Total assets...................................................        1,666,638       592,788      512,901
   Long-term debt including
      current portion.............................................          717,319       232,694      170,544
   Stockholders' equity...........................................          648,794       252,157      236,122



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

                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                   SELECTED HISTORICAL COMBINED FINANCIAL DATA
                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                              MONTH ENDED       ------------------------
                                                            JANUARY 31, 1995    1994               1993
                                                            ----------------    ------------------------
OPERATING DATA:
REVENUE:
   Rooms   ...............................................    $    4,006      $  44,972         $  39,968
   Food, beverage and other...............................         1,937         25,379            24,054
                                                              ----------      ---------         ---------
   Total revenue..........................................         5,943         70,351            64,022
                                                              ----------      ---------         ---------


OPERATING COSTS AND EXPENSES:
Departmental expenses:
   Rooms   ...............................................         1,124         10,344             9,469
   Food, beverage and other...............................         1,055         14,835            14,600
Undistributed operating expenses:
   Administrative and general,
      marketing...........................................           579         11,369            10,285
   Property operating costs...............................           629         10,563            10,086
   Depreciation...........................................           309          4,041             3,963
   Corporate expense......................................           315          3,761             2,827
                                                              ----------      ---------         ---------
       Operating income...................................         1,932         15,438            12,792
                                                              ----------      ---------         ---------
Other (income) expenses:
   Interest expense, net..................................           652          7,631             7,737
   Other non-operating income.............................            --           (337)             (241)
                                                              ----------      ---------         ---------

Income before extraordinary item..........................    $    1,280      $   8,144         $   5,296
                                                              ==========      =========         =========


                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                1994              1993
                                                                             ----------        ----------
BALANCE SHEET DATA:
Cash and cash equivalents..............................................      $    4,118        $      395
Property and equipment, net............................................          80,635            72,387
Total assets...........................................................         109,874            99,635
Long-term debt, including current portion..............................         114,054           112,963
Equity.................................................................         (11,988)          (20,604)

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Historical results for the year ended December 31, 1997, include the Original Bristol Hotels and Holiday Inn -Plano, as well as the Holiday Inn Assets (except for HI - San Jose) and the 1997 Single Asset Purchases from their respective acquisition dates. Historical results for the year ended December 31, 1997, also reflect the management and the 50% joint venture ownership of the HI - San Jose from the Holiday Inn Acquisition date to November 1997 and the full ownership of the hotel for the month of December 1997. Historical results for the year ended December 31, 1996, include the Original Bristol Portfolio and Holiday Inn - Plano (as of May 31, 1996). The 45 owned hotels included in the Holiday Inn Assets are referred to below as the "Acquired Hotels."


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

PERFORMANCE OF REDEVELOPED ASSETS

In February 1997, the Company completed the last phase of its renovation program that had commenced in the spring of 1995. The total cost of the program was approximately $130 million and included 20 hotels with approximately 5,400 rooms. The Company's overall return on redevelopment capital for all assets substantially complete as of December 31, 1996 was approximately 13%. (Return on redevelopment capital is defined as the improvement in EBITDA, defined below, for the twelve months immediately preceding each hotel's start of renovation compared to the year ended December 31, 1997.) Excluding the Company's hotels in Jackson, Mississippi, the return on redevelopment capital for the full-service assets substantially complete as of December 1996 was approximately 20%. The Company's limited-service assets also substantially complete as of December 1996 achieved a return on redevelopment capital of approximately 12%. These considerable returns are primarily attributable to substantial improvements in RevPAR and food and beverage revenue as well as enhanced operating margins.

With respect to the Company's portfolio in Jackson, Mississippi, the Company's redeveloped assets have not yet reached similar returns. Market occupancies in Jackson have averaged around 60%, limiting the Company's opportunities to greatly improve average daily rates. As a result, the performance of the assets to date have not yet met the Company's expectations. However, the Company is proactively defining alternative strategies including brand conversions in order to enhance the performance of the Jackson portfolio. The Company remains optimistic that adding stronger brand names to these hotels and revising the operating cost structure will, over time, produce acceptable returns on the redeveloped assets. Early results for the downtown Jackson hotel which converted to the Crowne Plaza brand in late 1997 are extremely encouraging. A brand conversion is likely for the other non-branded hotel in Jackson over time.

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

The Redevelopment and Rebranding Program, which started in November 1997, is expected to continue throughout 1998 and 1999 at a total cost of approximately $327 million. This activity includes approximately $241 million for the HI Renovations, $32 million to renovate and rebrand several of the hotels in the Original Bristol Portfolio, and $54 million for the redevelopment and rebranding of the 1997 Single Asset Purchases. In addition to the amounts funded in 1997, the Company anticipates spending $165 million in 1998, approximately $130 million in 1999 and the remainder thereafter to fund this redevelopment. In addition to the Redevelopment and Rebranding Program, the Company plans to spend approximately $18 million on capital projects during 1998. As noted above, the Company plans to fund these costs with cash from operations for costs scheduled for completion up to the date of the proposed merger, at which time FelCor will assume responsibility for funding capital expenditures.

YEAR 2000 ISSUE

The Year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, dates after December 31, 1999 may be incorrectly identified and could cause system failures or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business operations. The Company has recently assessed its information technology systems and believes that a majority of these systems will properly utilize dates beyond the Year 2000.

The Company expects to cause its desktop systems to be compliant by continuing its existing program of replacing all desktop computers every two to three years. This desktop replacement program is expected to make all desktop computers Year 2000 compliant. The Company is also evaluating whether to upgrade or replace various automated time clock systems to make them Year 2000 compliant. The Company expects to spend approximately $4 million over the next 18 months on these programs.

The Company has begun to evaluate its non-information technology systems to determine whether they are Year 2000 compliant, including embedded systems that operate elevators, phone systems, energy management systems, security systems and other systems. The Company is also surveying its major vendors to determine whether they are Year 2000 compliant. The Company expects that these studies will be completed by December 31, 1998. At that time, the Company will determine the extent to which additional actions will be required by the Company, including the extent to which the Company will replace non-compliant vendors. Holiday Inns and Promus, franchisors for 106 of the Company's hotels, have indicated to the Company that their reservation systems will be Year 2000 compliant by the end of 1998. Year 2000 compliance surveys have been sent to the Company's other franchisors. The Company anticipates that all reprogramming efforts and hardware replacement will be implemented and tested by June 30, 1999. This gives adequate time prior to January 1, 2000 for the Company to correct any problems that did not surface during the implementation and testing.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial information is included on the pages indicated and is incorporated into this item by reference:


                                                                                                          Page
                                                                                                          ----

Reports of Independent Public Accountants...........................................                       F-1

Consolidated Balance Sheets.........................................................                       F-3

Consolidated and Combined Statements of Income......................................                       F-4

Consolidated Statements of Changes in Stockholders' Equity..........................                       F-5

Consolidated and Combined Statements of Cash Flows..................................                       F-6

Notes to Consolidated and Combined Financial Statements.............................                       F-8

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The management of the Company is under the direction of the Bristol Board of Directors (the "Bristol Board"). Each director is elected to serve until his or her successor is elected and qualified. Set forth below is certain information regarding the directors and executive officers of Bristol.


                                                                                           Year Elected
                      Name and Position                                                      Director
                      -----------------                                                      --------
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

Robert H. Lutz, Jr., 48, has been a director of the Company since December 1995. Since 1994, Mr. Lutz has
                                       22
been the Chairman and Chief Executive Officer, and is a member of the executive committee, of Amresco, Inc., a financial services company. From 1991 to 1994, Mr. Lutz served as President and Chief Operating Officer of Balcor/Allegiance Realty Group, a subsidiary of American Express Company engaged in real estate ownership and management.

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


                                                    SUMMARY COMPENSATION TABLE


                                                    Annual Compensation            Securities             All Other
     Name and Principle Position         Year      Salary       Bonus (1)          Options (2)        Compensation (3)
-------------------------------------   ------   ----------    -----------   ---------------------    -----------------
J. Peter Kline.......................... 1997     $457,307      $ 91,461           30,000                    $4,750
President and Chief Executive Officer    1996     $250,502      $ 69,350                -                       -
                                         1995     $231,353      $ 87,183          225,000                    $2,073

John A. Beckert......................... 1997     $457,307      $ 91,461           30,000                    $4,750
Chief Operating Officer and              1996     $250,502      $ 69,350                -                       -
Executive Vice President                 1995     $231,353      $ 79,724          225,000                    $2,072

Jeffery P. Mayer  (4)................... 1997     $257,115      $ 51,423           25,000                    $44,723
Senior Vice President and                1996     $188,159      $ 56,448          195,000                    $46,633
Chief Financial Officer                  1995        -              -                   -                       -

Edward J. Rohling....................... 1997     $232,404      $ 46,481                -                    $3,567
Senior Vice President, Corporate         1996     $199,541      $ 55,480           30,000                       -
 Development                             1995     $163,576      $ 82,922          216,000                    $2,088

Robert L. Miars......................... 1997     $229,604      $ 68,881           20,000                    $4,750
Senior Vice President,                   1996     $144,503      $120,515           15,000                       -
Construction and Design                  1995     $126,422      $ 74,282           49,500                       -


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

                        OPTION GRANTS IN FISCAL YEAR 1997


                                                                                                 POTENTIAL REALIZED VALUE AT
                                      NUMBER OF     % OF TOTAL                                     ASSUMED ANNUAL RATES OF
                                      SECURITIES      OPTIONS                                     STOCK PRICE APPRECIATION
                                      UNDERLYING    GRANTED TO       EXERCISE                         FOR OPTION TERM (1)
                                       OPTIONS       EMPLOYEES         OR         EXPIRATION  --------------------------------------
                  NAME                 GRANTED        IN 1997       BASE PRICE      DATE            5%                10%
-----------------------------------    -------        -------       ----------      ----      --------------------------------------
J. Peter Kline........................  30,000          6.09%       $  26.00        2007      $   490,538      $   1,243,119
John A. Beckert....................     30,000          6.09           26.00        2007          490,538          1,243,119
Jeffrey P. Mayer...................     25,000          5.07           26.00        2007          408,782          1,035,933
Edward J. Rohling................            -             -               -           -                -                  -
Robert L. Miars.....................    20,000          4.06           26.00        2007          327,025            828,746

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

                       OPTION VALUES AT DECEMBER 31, 1997

                                                  Securities Underlying              Value of Unexercised
                                                   Unexercised Options               in-the-Money Options
                                                at December 31, 1997 (1)           at December 31, 1997 (2)
                                             ---------------------------------  -------------------------------
              Name                            Unexercisable       Exercisable    Unexercisable     Exercisable
-----------------------------------------    ---------------     -------------  --------------    -------------
J. Peter Kline    ......................           255,000                -       $  4,756,013     $         -
John A. Beckert.........................           255,000                -          4,756,013               -
Jeffrey P. Mayer........................           181,000           39,000          2,331,885         563,831
Edward J. Rohling.......................           240,000            6,000          4,749,480          67,977
Robert L. Miars   ......................            81,500            3,000          1,223,314          33,989

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

                                                                      Beneficial Ownership
                                                            -----------------------------------------
                                                              Number of            Percentage of
                                                            Shares Owned       Outstanding Shares(1)
                                                            --------------     ----------------------
United/Harvey Holdings, L.P.(2)........................       14,059,677             31.08%
4200 Texas Commerce Tower W
2200 Ross Avenue
Dallas, Texas 75201

Bass plc (3)...........................................       14,041,962             31.04%
20 North Audley Street
London, W1Y1WE

Baron Capital (4)......................................        5,384,200             11.90%
767 Fifth Avenue, 24th Floor
New York, New York 10153

Cohen & Steers Capital Management, Inc. (5)............        2,438,500              5.39%
757 Third Avenue
New York, New York 10017

J. Peter Kline (6).....................................        1,343,601              2.97%

Robert L. Miars (7)....................................          977,154              2.16%

John A. Beckert (6)....................................          848,604              1.88%

Edward J. Rohling (8)..................................          382,260              *

Jeffrey P. Mayer (9)...................................           69,000              *

David A. Dittman (10)..................................           22,500              *

Robert H. Lutz, Jr. (10)...............................           22,500              *

Reginald K. Brack, Jr. (11)............................            9,600              *

Donald J. McNamara (12)................................           -                   -

Craig H. Hunt..........................................           -                   -

Richard C. North.......................................           -                   -

Kurt C. Read...........................................           -                   -

All directors and executive officers
 as a group (14 persons)...............................        4,014,479              8.88%


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


                                INDEX TO EXHIBITS

 Exhibit
   No.                               Description
----------                           -----------

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

      2.3 Agreement and Plan of Merger dated as of January 30, 1998 among Bristol Hotel Company, Bristol Omaha Hotel Company, and Omaha Hotel Inc., et al. (incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      2.4 Agreement and Plan of Merger dated as of March 23, 1998 among Bristol Hotel Company and FelCor Suites Hotel, Inc.
              (incorporated by reference to Exhibit 2.4 of the Company's
              Annual Report on Form 10-K for the year ended December 31, 1997).


      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 of the Company's Form S-8 Registration Statement [333-27633] dated May 22, 1997).

      3.2 Amended and Restated By laws of the Company as adopted and in effect as of April 28, 1997 (incorporated by reference to Exhibit
              4.2 of the Company's Form S-8, Registration Statement dated May 22, 1997).

      4.1 Indenture, dated as of December 18, 1995, among the Company as issuer, Bristol Hotel Asset Company as guarantor, and The Bank of New York as trustee (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

      10.10 Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.11 Loan Agreement dated as of October 10, 1997 among Bristol Hotel Asset Company, BHAC Canada, Inc., Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.12 Employment Agreement between the Company and J. Peter Kline effective as of April 28, 1997 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.13 Employment Agreement between the Company and John A. Beckert effective as of April 28, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.14 Earnest Money Contract by and between Highland Manor, Inc. and Bristol Omaha Hotel Company dated as of January 30, 1998 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      11.1 Computation of Earnings per Common Share (incorporated by reference to Exhibit 11.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      16.1 Letter of Price Waterhouse LLP dated June 20, 1996 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated June 17,
              1996).

      21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      27.1    Financial Data Schedule (incorporated by reference to Exhibit
              27.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Company has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 1998.

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




ARTHUR ANDERSEN LLP

Dallas, Texas
     February 6, 1998 (except with respect to the matter discussed in Note 20 as to which the date is March 25, 1998)

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





PRICE WATERHOUSE LLP



Dallas, Texas
February 23, 1996

                              BRISTOL HOTEL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,      December 31,
                                                                                      1997              1996
                                                                                 --------------    -------------
                                         ASSETS

Current assets
    Cash and cash equivalents..............................................       $      86,167    $       4,666
    Trading securities.....................................................                 103              116
    Accounts receivable (net of allowance of $2,259 and $344)..............              31,305           10,501
    Inventory..............................................................               8,286            3,320
    Deposits   ............................................................               7,569            5,404
    Other current assets...................................................               1,626              950
                                                                                  -------------    -------------
               Total current assets........................................             135,056           24,957
                                                                                  -------------    -------------

Property and equipment (net of accumulated depreciation
    of $76,172 and $31,071)................................................           1,439,167          552,564

Other assets
    Restricted cash........................................................               9,283            3,069
    Investments in joint ventures, net.....................................              12,396           -
    Goodwill (net of accumulated amortization of $891).....................              52,773           -
    Deferred charges and other noncurrent assets (net of
        accumulated amortization of $1,965 and $2,144).....................              17,963           12,198
                                                                                  -------------    -------------

               Total assets................................................       $   1,666,638    $     592,788
                                                                                  =============    =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt......................................       $       8,455    $      15,769
    Accounts payable and accrued expenses..................................              27,366           10,626
    Accrued construction costs.............................................               1,330            4,797
    Accrued property, sales and use taxes..................................              15,911            7,346
    Accrued insurance reserves.............................................               9,530            6,920
    Advance deposits     ..................................................               1,156              278
                                                                                  -------------    -------------
               Total current liabilities...................................              63,748           45,736
                                                                                  -------------    -------------

Long-term debt, excluding current portion..................................             708,864          216,925
Deferred income taxes......................................................             242,530           75,619
Other liabilities..........................................................               2,702            2,351
                                                                                  -------------    -------------
               Total liabilities...........................................           1,017,844          340,631
                                                                                  -------------    -------------

Common stock ($.01 par value; 150,000,000 shares authorized, 45,734,472 and
   24,848,760 shares issued at December 31, 1997 and 1996, respectively, and
   43,641,401 and 24,848,760 shares outstanding at
   December 31, 1997 and 1996, respectively)...............................                 436              166
Additional paid-in capital.................................................             606,935          231,181
Cumulative translation adjustment..........................................                 286              -
Retained earnings..........................................................              41,137           20,810
                                                                                  -------------    -------------
               Total stockholders' equity..................................             648,794          252,157
                                                                                  -------------    -------------

               Total liabilities and stockholders' equity..................       $   1,666,638    $     592,788
                                                                                  =============    =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              BRISTOL HOTEL COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                          COMBINED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                                                                                 HARVEY HOTEL
                                                                        BRISTOL HOTEL COMPANY                      COMPANIES
                                                      -------------------------------------------------------  -----------------
                                                                                                  Eleven
                                                           Year Ended        Year Ended        Months Ended       Month Ended
                                                       December 31, 1997  December 31, 1996  December 31, 1995  January 31, 1995
                                                       -----------------  -----------------  -----------------  ----------------
REVENUE:
   Rooms.............................................   $       377,380   $      149,794       $      115,771      $      4,006
   Food and beverage.................................            92,596           44,344               36,070             1,505
   Management fees...................................             4,948            2,513                1,382                34
   Other ............................................            29,594           15,189               11,972               398
                                                        ---------------   --------------       --------------      ------------
         Total revenue...............................           504,518          211,840              165,195             5,943
                                                        ---------------   --------------       --------------      ------------

OPERATING COSTS AND EXPENSES:
   Departmental expenses:
     Rooms...........................................           105,063           37,706               32,692             1,124
     Food and beverage...............................            69,766           31,282               27,118             1,006
     Other...........................................             9,326            4,528                4,258                49
   Undistributed operating expenses:
     Administrative and general......................            44,255           18,266               16,184               186
     Marketing.......................................            34,439           15,555               12,070               393
     Property operating costs........................            44,303           17,499               16,313               360
     Property taxes, rent and insurance..............            35,330           10,903                8,425               269
     Depreciation and amortization...................            39,690           18,377               13,505               309
     Corporate expense...............................            24,450           10,958                8,035               315
                                                        ---------------   --------------       --------------      ------------
Operating income.....................................            97,896           46,766               26,595             1,932
                                                        ---------------   --------------       --------------      ------------

Other (income) expense:
   Interest expense..................................            44,591           18,616               18,374               652
   Equity in income of joint ventures................            (1,916)              --                   --                --
   Other ............................................                --               --                  257                --
                                                        ---------------   --------------       --------------      ------------

Income before minority interest, income taxes, extra-
   ordinary items and pro forma income taxes.........            55,221           28,150                7,964            1,280
Minority interest....................................                --               --                  173               --
                                                        ---------------   --------------       --------------      -----------
Income before income taxes, extraordinary items
   and pro forma income taxes........................            55,221           28,150                7,791            1,280
Income taxes.........................................            22,007           10,401                2,822               --
                                                        ---------------   --------------       --------------      -----------
Income before extraordinary items and pro forma
   income taxes......................................            33,214           17,749                4,969            1,280
Extraordinary loss on early extinguishment
   of debt, net of tax...............................           (12,741)              --                (1,908)             --
                                                        ---------------   --------------       --------------      -----------
Net income before pro forma income taxes.............   $        20,473   $       17,749       $        3,061            1,280
                                                        ===============   ==============       ==============
Pro forma income taxes (Unaudited)...................                                                                      435
                                                                                                                  ------------
Net income after pro forma income tax expense
   (Unaudited).......................................                                                             $        845
                                                                                                                  ============

Earnings per common and common equivalent share:
Income before extraordinary item:
     Basic...........................................   $          0.89   $         0.71       $         0.28            --
     Diluted.........................................   $          0.87   $         0.70       $         0.28            --
   Net income:
     Basic...........................................   $          0.55   $         0.71       $         0.17            --
     Diluted.........................................   $          0.53   $         0.70       $         0.17            --
Weighted average number of common and common
equivalent shares outstanding:

   Basic ............................................        37,359,364       24,848,760           17,857,936            --
   Diluted...........................................        38,332,302       25,526,413           17,908,955            --

      The accompanying notes are an integral part of these consolidated and combined financial statements.

                              BRISTOL HOTEL COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                   ADDITIONAL    UNREALIZED   CUMULATIVE   RETAINED
                                                 COMMON STOCK        PAID-IN     GAIN (LOSS) TRANSLATION   EARNINGS
                                              SHARES       AMOUNT    CAPITAL  ON SECURITIES   ADJUSTMENT   (DEFICIT)      TOTAL
                                            ----------  ----------  ----------   ----------   ----------  ----------   ----------
Balance at January 31, 1995 ...............  9,856,178  $       99  $  123,104   $       --   $       --  $       --   $  123,203
   Unrealized gain on securities, net .....         --          --          --          262           --          --          262
   Issuance of common stock ...............  6,709,662          67     109,529           --           --          --      109,596
   Net of income ..........................         --          --          --           --           --       3,061        3,061
                                            ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1995 .............. 16,565,840         166     232,633          262           --       3,061      236,122
   Reclass securities to trading ..........         --          --          --         (262)          --          --         (262)
   Employee stock options .................         --          --         216           --           --          --          216
   Adjustment to offering costs for
      1995 common stock issuance ..........         --          --      (1,668)          --           --          --       (1,668)
   Net income .............................         --          --          --           --           --      17,749       17,749
                                            ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1996 .............. 16,565,840         166     231,181           --           --      20,810      252,157
   Employee stock options .................         --          --         296           --           --          --          296
   Exercise of employee stock options .....      6,619          --         114           --           --          --          114
   Issuance of stock in Holiday Inn
      Acquisition .........................  9,361,308          93     267,874           --           --          --      267,967
   Issuance of common stock, net of costs..  3,162,500          31     107,470           --           --          --      107,501
   Stock split ............................ 14,545,134         146          --           --           --        (146)          --
   Foreign currency translation ...........         --          --          --           --          286          --          286
   Net income .............................         --          --          --           --           --      20,473       20,473
                                            ----------  ----------  ----------   ----------   ----------  ----------   ----------

Balance at December 31, 1997 .............. 43,641,401  $      436  $  606,935   $       --   $      286  $   41,137   $  648,794
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

                              BRISTOL HOTEL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                        COMBINED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                                  HARVEY HOTEL
                                                                        BRISTOL HOTEL COMPANY                       COMPANIES
                                                       ---------------------------------------------------------  -------------
                                                                                                    Eleven
                                                           Year Ended        Year Ended          Months Ended       Month Ended
                                                        December 31, 1997  December 31, 1996   December 31, 1995  January 31, 1995
                                                        -----------------  -----------------   ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................       $  20,473        $  17,749        $   3,061        $   1,280
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ....................          39,690           18,377           13,505              309
     Amortization of deferred financing fees ..........           2,749            2,062               --               --
     Other ............................................              --               --              602               --
     Equity in earnings of joint ventures .............          (1,399)              --               --               --
     Compensation expense recognized for
       employee stock options .........................             410              216               --               --
     Unrealized gain on marketable securities .........              --             (378)              --               --
     Non-cash portion of extraordinary item, net of tax          11,009               --            1,908               --
   Changes in assets and liabilities:
     Changes in working capital .......................           1,645             (684)            (714)             641
     Decrease (increase) in restricted cash ...........          (6,214)          (2,449)           2,860              (84)
     Distributions from joint ventures ................             650               --               --               --
     Increase (decrease) in other liabilities .........             217             (460)          (4,260)             421
     Deferred tax provision ...........................           5,805            6,171             (326)              --
                                                              ---------        ---------        ---------        ---------

         Net cash provided by operating activities ....          75,035           40,604           16,636            2,567
                                                              ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to property and equipment .............         (54,071)         (93,936)         (60,941)            (721)
   Purchases of property and equipment, net of
     associated debt ..................................         (86,977)          (6,300)         (20,000)              --
   Sales of property and equipment ....................              --               --            4,711               --
   Holiday Inn Acquisition, net of costs ..............        (400,159)              --               --               --
   Sales of marketable securities .....................              --              726               --            1,928
                                                              ---------        ---------        ---------        ---------

         Net cash provided by (used in)
            investing activities ......................        (541,207)         (99,510)         (76,230)           1,207
                                                              ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Refinancing ..........................         600,000               --               --               --
   Proceeds from New Credit Facility ..................         560,000               --               --               --
   Repayment of New Credit Facility ...................        (560,000)              --               --               --
   Paydown of Senior Notes ............................         (40,000)              --               --               --
   Proceeds from Offering, net of costs ...............         107,852               --               --               --
   Early extinguishment of long-term debt .............        (133,540)              --               --               --
   Distributions to predecessor equity holders ........              --               --           (4,140)          (8,009)
   Additions to notes receivable - partners ...........              --               --               --              488
   Principal payments and extinguishment of
     long-term debt ...................................          (7,058)          (4,826)        (156,612)            (121)
   Proceeds from issuance of long-term debt ...........          43,410           66,976          123,387               --
   Payment of offering costs ..........................              --           (1,342)              --               --
   Proceeds from affiliate ............................              --               --           19,900               --
   Proceeds from initial public offering,
     net of offering costs ............................              --               --           88,557               --
   Dividend paid to minority partner ..................              --               --             (335)              --
   Decrease in accounts receivable affiliate ..........              --               --              542               --
   Decrease (increase) in deferred charges and other
     non-current assets ...............................         (22,991)          (5,142)          (9,212)             316
                                                              ---------        ---------        ---------        ---------

         Net cash provided by (used in)
            financing activities ......................         547,673           55,666           62,087           (7,326)
                                                              ---------        ---------        ---------        ---------

      The accompanying notes are an integral part of these consolidated and combined financial statements.

                              BRISTOL HOTEL COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
                  COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)


                                                                                                                      HARVEY HOTEL
                                                                        BRISTOL HOTEL COMPANY                           COMPANIES
                                                       ----------------------------------------------------------  -----------------
                                                                                                      Eleven
                                                           Year Ended         Year Ended            Months Ended      Month Ended
                                                       December 31, 1997   December 31, 1996     December 31, 1995  January 31, 1995
                                                       -----------------   -----------------     -----------------  ----------------
Net increase (decrease) in cash and
  cash equivalents ..............................           $ 81,501        $         (3,240)          $  2,493        $ (3,552)

Cash and cash equivalents at beginning of period               4,666                   7,906              5,413           4,118
                                                            --------        ----------------           --------        --------

Cash and cash equivalents at end of period ......           $ 86,167        $          4,666           $  7,906        $    566
                                                            ========        ================           ========        ========


Supplemental cash flow information:
   Interest paid ................................           $ 39,706        $         17,696           $ 17,111        $    330
                                                            ========        ================           ========        ========
   Income taxes paid ............................           $ 10,942        $          3,543           $  2,685        $     --
                                                            ========        ================           ========        ========

Non-cash investing and financing activities:
   Debt assumed to acquire property
     and equipment ..............................           $ 21,813        $             --           $ 12,100        $     --
                                                            ========        ================           ========        ========
   Sale of non-hotel properties for assumption
     of liabilities .............................           $     --        $             --           $  4,723        $     --
                                                            ========        ================           ========        ========
   Purchase of minority interest for common stock           $     --        $             --           $  1,110        $     --
                                                            ========        ================           ========        ========

Common stock issued in Holiday Inn Acquisition ..           $267,967        $             --           $     --        $     --
                                                            ========        ================           ========        ========





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

           Valuation and qualifying accounts consist of allowance for doubtful accounts as follows (in thousands):

                                                                                             Write-Off of
                                                                    Balance at   Charged to    Amounts       Balance at
                                                                    Beginning    Costs and    Previously       End of
                                                                    of Period     Expenses     Reserved        Period
                                                                   -----------   ----------   -----------    -----------
           Company
              Year ended December 31, 1997......................    $    344       $2,306        $(391)        $2,259
              Year ended December 31, 1996......................         620          251         (527)           344
              Eleven months ended December 31, 1995.............         221          796         (397)           620

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

           The cost of normal repairs and maintenance that does not significantly extend the life of the property and equipment is expensed as incurred. Depreciation is computed on a straight-line method over the estimated useful lives of the assets, as follows:

                                                                 BRISTOL HOTEL COMPANY         HARVEY HOTEL COMPANIES
                                                                 ---------------------        ------------------------
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

           The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that an entity review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel property and determine if the investment in the hotel property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. As of December 31, 1997 and 1996, no impairment losses have been incurred. The assets, which were classified as available for sale as of December 31, 1996, were reclassified to held and used in the second quarter of 1997.

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

                                                                             PER SHARE
                                               NET EARNINGS      SHARES        AMOUNT
                                               --------------   ---------    ----------
                                               ($ in thousands)
For the year ended December 31, 1997:
  Income before extraordinary item
     per share ...........................      $   33,214      37,359,364      $0.89
  Effect of options ......................              --         972,938
                                                ----------      ----------
  Income before extraordinary item per
     share, assuming dilution ............      $   33,214      38,332,302      $0.87
                                                ==========      ==========

  Net income per share ...................      $   20,473      37,359,364      $0.55
  Effect of options ......................              --         972,938
                                                ----------      ----------
  Net income per share, assuming dilution       $   20,473      38,332,302      $0.53
                                                ==========      ==========

For the year ended December 31, 1996:
  Income before extraordinary item
     per share ...........................      $   17,749      24,848,760      $0.71
  Effect of options ......................              --         677,653
                                                ----------      ----------
  Income before extraordinary item per
     share, assuming dilution ............      $   17,749      25,526,413      $0.70
                                                ==========      ==========

  Net income per share ...................      $   17,749      24,848,760      $0.71
  Effect of options ......................              --         677,653
                                                ----------      ----------
  Net income per share, assuming dilution       $   17,749      25,526,413      $0.70
                                                ==========      ==========

For the 11 months ended December 31, 1995:
  Income before extraordinary item
     per share ...........................      $    4,969      17,857,936      $0.28
  Effect of options ......................              --          51,019
                                                ----------      ----------
  Income before extraordinary item per
     share, assuming dilution ............      $    4,969      17,908,955      $0.28
                                                ==========      ==========

  Net income per share ...................      $    3,061      17,857,936      $0.17
  Effect of options ......................              --          51,019
                                                ----------      ----------

  Net income per share, assuming dilution       $    3,061      17,908,955      $0.17
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

                                                                  (Unaudited)
                                                                  Month Ended
                                                               January 31, 1995
                                                               ----------------
               Total revenues...................................   $  13,142
               Net income after extraordinary gain and
                pro forma income tax expense....................   $   1,111

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

           The following unaudited pro forma summary presents the results of the Company as if the Holiday Inn Acquisition and related refinancing pursuant to the New Credit Facility (see Note 6) had occurred at the beginning of the period presented. The pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have occurred had the Holiday Inn Acquisition occurred on the date indicated.

                                                               (Unaudited)
                                                            1997         1996
                                                          ----------  ----------
                                                               (in thousands)
               Total revenues............................ $  626,047  $  571,876
               Income before extraordinary item.......... $   41,165  $   31,981
               Net income................................ $   29,762  $   31,981


                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


3.         ACQUISITIONS (CONTINUED)

           OTHER ACQUISITIONS

           In addition to the Holiday Inn Acquisition, the Company completed the following single-asset acquisitions in 1997 and 1996:

                                                                                                            Mortgage
                      Date                                           Number          Purchase                Debt
                    Acquired                Location                of Rooms           Price                Assumed
                  -----------               --------                --------           -----                -------

                  December 1997         Milpitas (San Jose), CA         305       $  4.25 million (1)     $      -
                  December 1997         Philadelphia, PA                364        $25.50 million         $ 13.4 million
                  October 1997          St. Louis, MO                   318        $18.00 million         $  8.4 million
                  January 1997          Chicago, IL                     378        $35.00 million         $      -
                  May 1996              Plano, TX                       161       $  6.30 million         $      -

           (1) The Holiday Inn - Milpitas was previously owned by a joint venture in which the Company owned a 50% interest. The Company purchased the remaining 50% interest in the venture for $4.25 million and, concurrently with the acquisition, repaid all outstanding debt associated with the property of $25.7 million.

4.         PROPERTY AND EQUIPMENT

           Property and equipment consists of the following (in thousands):

                                                                     December 31, 1997         December 31, 1996
                                                                     -----------------         -----------------
                  Land............................................     $     169,611             $      50,528
                  Buildings.......................................         1,152,383                   406,682
                  Furniture, fixtures and equipment...............           162,045                    74,827
                                                                       -------------             -------------
                                                                           1,484,039                   532,037
                      Less accumulated depreciation...............           (76,172)                  (26,091)
                                                                       -------------             -------------
                                                                           1,407,867                   505,946
                  Assets held for sale (net of accumulated
                      depreciation of $0 and  $4,980).............            -                         38,279
                  Construction in progress........................            31,300                     8,339
                                                                       -------------             -------------
                                                                       $   1,439,167             $     552,564
                                                                       ============              =============


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

                                                   Year Ended December 31,
                                             ---------------------------------
                                                  1997       1996      1995
                                             -----------  ---------  ---------

           Total revenues................... $   13,464   $  16,398  $ 14,552
           Operating income.................      2,186       5,580     4,020

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

6.         LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):

                                                                                  December 31, 1997    December 31, 1996
                                                                                 ------------------   --------------------
           Senior Notes
               11.22% due December 18, 2000 (net of discount)................     $      29,469         $      68,340
           Mortgage loans
               Fixed rate:
                  7.66% due October 27, 2009.................................           455,000                  -
                  7.458% due November 11, 2007...............................           144,834                  -
                  8% due December 31, 2002...................................            40,263                42,126
                  8.55% due January 11, 2016.................................            14,324                14,626
                  9% due October 1, 2005.....................................            13,401                  -
                  9.5% due August 1, 2005....................................             8,366                  -
                  Non-interest bearing due December 31, 2002.................             7,950                 9,086
                  7.25% due September 30, 1997...............................               -                   8,110
               Variable rate:
                  7.75% Senior Term Facility due December 18, 1998...........               -                  66,976
                  10.26% due January 31, 2000................................               -                   9,300
                  10.25% due December 31, 1999...............................               -                   6,899
                  8.5% due September 30, 1997................................               -                   1,500
           Other long-term debt..............................................               345                 4,329
           Capital leases....................................................             3,367                 1,402
                                                                                  -------------         -------------
                                                                                        717,319               232,694
               Less current portion..........................................            (8,455)              (15,769)
                                                                                  -------------         -------------
                         Long-term debt, excluding current portion...........     $     708,864         $     216,925
                                                                                  =============         =============

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

           As discussed in Note 15, portions of the mortgage loans associated with three of the Company's properties have been allocated to a third party.

           The aggregate maturities of long-term debt for the five years subsequent to December 31, 1997, are as follows (in thousands):

                     Year ended December 31,
                               1998.......................   $       8,455
                               1999.......................           8,387
                               2000.......................          38,421
                               2001.......................           9,146
                               2002.......................          34,230
                               Thereafter.................         618,680
                                                             -------------
                                                             $     717,319
                                                             =============

7.         INCOME TAXES

           Components of income tax expense from continuing operations for the years ended December 31, 1997 and 1996 and the eleven months ended December 31, 1995, consist of the following (in thousands):

                                                                       1997              1996             1995
                                                                  --------------   ---------------   ---------------

                  Federal:
                      Current.................................    $       12,683    $       4,486    $        3,245
                      Deferred................................             4,637            5,301              (579)
                  State:
                      Current.................................             1,837              282               190
                      Deferred................................               509              332               (34)
                  Canada:
                      Current.................................             1,618                -                 -
                      Deferred................................               723                -                 -
                                                                  --------------    -------------    --------------

                                                                  $       22,007    $      10,401    $        2,822
                                                                  ==============    =============    ==============


           Components of income tax benefit from extraordinary items for the years ended December 31, 1997 and 1996, consist of the following (in thousands):

                                                                      1997               1996
                                                                  --------------    -------------
                  Federal:
                      Current.................................    $        7,358    $      -
                      Deferred................................            -                -
                  State:
                      Current.................................             1,098           -
                      Deferred................................            -                -
                                                                  --------------    -------------

                                                                  $        8,456    $      -
                                                                  ==============    =============

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


7.         INCOME TAXES (CONTINUED)

           The Company estimates that its effective tax rate for 1997 approximated 39.9%. The actual income tax expense for the year ended December 31, 1997, is computed by applying the U. S. federal statutory income tax rate, adjusted as follows:

                  Income tax expense at the U. S. federal statutory rate.........................     35.0%
                  State income taxes, net of federal benefit      ...............................      3.6%
                  Permanent differences and effect of higher Canadian tax rates..................      1.3%
                                                                                                     ------
                                                                                                      39.9%
                                                                                                     ======

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and December 31, 1996, are as follows (in thousands):

                                                                                   1997            1996
                                                                                ----------     -----------
                  Purchase accounting adjustments to
                     land and building.....................................     $  248,866     $    85,134
                  Other....................................................            994          -
                                                                                ----------     -----------
                      Gross deferred tax liabilities.......................        249,860          85,134
                                                                                ----------     -----------

                  Tax credit and NOL carryforwards.........................          4,011           5,502
                  Accrued reserves.........................................          1,823           2,192
                  Other....................................................          1,496           1,821
                                                                                ----------     -----------

                  Gross deferred tax asset.................................          7,330           9,515
                  Valuation allowance......................................         -               -
                                                                                ----------     -----------
                  Deferred tax asset.......................................          7,330           9,515
                                                                                ----------     -----------

                      Net deferred tax liability...........................     $  242,530     $    75,619
                                                                                ==========     ===========


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

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


7.         INCOME TAXES (CONTINUED)

           For federal tax reporting purposes, net operating losses of $8,988,000 and tax credits of $657,000 generated by United Inns and Harvey Hotel Corporation in prior years are available to be carried forward to periods expiring as follows (in thousands):

                               Year of Expiration                            Federal NOL         Tax Credits
                               ------------------                            -----------         -----------
                                      2001.............................    $      -              $         142
                                      2002.............................           -                        154
                                      2003.............................           -                        158
                                      2004.............................           -                        103
                                      2005.............................            3,924                    58
                                  2006 to 2010.........................            5,064                    42
                                                                           -------------         -------------
                                                                           $       8,988         $         657


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

9.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses consist of the following (in thousands):

                                                                                  DECEMBER 31, 1997     DECEMBER 31, 1996
                                                                                  -----------------     -----------------
                      Accounts payable..........................................    $       2,921         $       1,689
                      Accrued payroll, payroll taxes and benefits...............           15,480                 5,208
                      Accrued interest..........................................            3,738                   993
                      Accrued hotel operating expenses..........................            1,405                   858
                      Accrued Holiday Inn Acquisition
                          costs/conversion costs................................            1,104                    -
                      Other.....................................................            2,718                 1,878
                                                                                    -------------         -------------
                                                                                    $      27,366         $      10,626
                                                                                    =============         =============

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

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


10.        STOCKHOLDERS' EQUITY (CONTINUED)

           SFAS 123 DISCLOSURE (continued)

           However, had compensation cost for these plans been determined consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars in thousands):

                                                                    YEAR ENDED        YEAR ENDED          ELEVEN MONTHS ENDED
                                                                 DECEMBER 31, 1997    DECEMBER 31, 1996   DECEMBER 31, 1995
                                                                 -----------------    -----------------   -----------------
                  Net Income                As Reported          $       20,473       $      17,749       $     3,061
                                            Pro Forma                    19,060              16,865             2,621
                  Basic EPS                 As Reported                  0.55                0.71                0.17
                                            Pro Forma                    0.51                0.68                0.15
                  Diluted EPS               As Reported                  0.53                0.70                0.17
                                            Pro Forma                    0.50                0.67                0.15

           A summary of the status of the Company's stock option plan at December 31, 1997, 1996 and 1995, (adjusted for Stock Split) and changes during the years then ended is presented in the table and narrative below:

                                                        1997                    1996                      1995
                                            --------------------------  -----------------------  -------------
                                                      WEIGHTED AVERAGE          WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                              SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES    EXERCISE PRICE

           Outstanding at January 1.....    1,613,363     $  10.57     1,190,766    $    8.41       -         $      -
           Options granted..............      520,400        25.06       435,000        16.39     1,190,766         8.41
           Options exercised............       (6,929)       16.47          -             -         -
           Options expired..............       (4,893)        9.78       (12,403)        8.33       -                -
                                            ---------     --------     ---------    ---------    ----------   ----------

           Options outstanding at
              December 31...............    2,121,941     $  14.10     1,613,363    $   10.57     1,190,766   $     8.41
                                            =========     ========     =========    =========    ===========  ==========

           Options exercisable at
              December 31...............      107,850     $  16.60         5,100    $   15.00       -                -
                                            =========     ========     =========    =========    ===========

           Weighted average fair value
               of options...............    $    7.82                  $    5.76                 $      4.11
                                            =========                  =========                 ===========


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

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


11.        OPERATING LEASES

           The Company leases certain land, office space and equipment under noncancellable operating lease commitments. Minimum rentals due under these agreements for the next five years and thereafter are as follows (in thousands):

                      Year Ended December 31,
                         1998........................      $  11,933
                         1999........................         11,976
                         2000........................         12,046
                         2001........................         12,029
                         2002........................         11,887
                      Thereafter.....................        216,075
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

           The Company leases certain hotel space to third-party vendors. Future minimum rentals to be received under noncancellable operating leases that have initial or remaining lease terms in excess of one year are as follows (in thousands):

                      Year Ended December 31 ,
                               1998........................     $    3,582
                               1999........................          3,562
                               2000........................          3,289
                               2001........................          3,116
                               2002........................          2,720
                            Thereafter.....................         13,868
                                                                ----------
                                                                $   30,137
                                                                ==========

12.        MANAGEMENT CONTRACTS

           The Company acquired the management of 15 hotels in the Holiday Inn Acquisition, three of which were owned by joint ventures in which the Company owned a 50% interest. The purchase price allocated to these contracts at April 28, 1997 was $4.4 million and is being amortized on a straight-line basis over the remaining lives of the agreements, which range from one to 11 years. The amortization of the purchase price recorded in 1997 was $878,000. Management fee income was $4.9 million in 1997, $2.5 million in 1996, and $1.4 million in 1995. These management contracts may contain provisions which allow the third-party owner to terminate the contract for such reasons as sale of the property, for cause or without cause. Therefore, the Company cannot guarantee that it will continue to manage these properties to the contract expiration date.

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

                                                                          1997                    1996
                                                                -------------------------  -------------------
                                                                  Total      Allocated      Total    Allocated
                                                                   Debt       to Huie        Debt     to Huie
                                                                 --------    ---------     --------  ---------
                  Harvey Hotel - DFW Airport..............       $ 24,275    $   5,762     $ 25,581  $   6,071
                  Harvey Hotel - Dallas...................          7,442        1,802        7,600      1,843
                  Bristol Suites..........................         19,378        4,298       20,756      4,604

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

18.        QUARTERLY FINANCIAL DATA (UNAUDITED)

           The unaudited consolidated quarterly results of operations for the Company and the unaudited combined quarterly results of operations for the Predecessor are as follows (in thousands):

                                                                                        1995
                                                       -----------------------------------------------------------------------
                                                        HARVEY HOTEL             BRISTOL HOTEL COMPANY
                                                         COMPANIES      FEBRUARY TO       SECOND        THIRD        FOURTH
                                                        JANUARY 1995       MARCH         QUARTER       QUARTER       QUARTER
                                                       --------------  -------------  -------------  -----------  ------------
               Revenues..............................     $ 5,943      $     29,910    $    43,040     $    46,205   $    46,040
               Operating income......................       1,932             6,221          8,016           5,484         6,874
               Income (loss) before extraordinary item      1,280             2,268          2,056            (290)          935
               Net income (loss).....................       1,280             2,268          2,056            (290)         (973)
               Earnings per common share:
                  Income (loss) before extraordinary item:
                      Basic..........................         -        $       0.13    $      0.12     $  (   0.02)  $      0.05
                      Diluted........................         -        $       0.13    $      0.12     $  (   0.02)  $      0.05
                   Net income (loss):
                      Basic..........................         -        $       0.13    $      0.12     $  (   0.02)  $ (    0.05)
                      Diluted........................         -        $       0.13    $      0.12     $  (   0.02)  $ (    0.05)
               Weighted average number of common and
                 common equivalent shares:
                      Basic..........................         -          17,436,267     17,436,267      17,436,267    18,967,108
                      Diluted........................         -          17,460,202     17,479,061      17,479,953    19,050,967

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


18.         QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       1996
                                           -----------------------------------------------------------------------
                                                                BRISTOL HOTEL COMPANY

                                              FIRST           SECOND             THIRD               FOURTH
                                             QUARTER          QUARTER           QUARTER              QUARTER
                                           ------------     ------------    ----------------      -----------------
Revenues ............................      $    49,677      $    51,237      $        58,571      $        52,355
Operating income ....................           10,318           11,282               16,073                9,093
Income before extraordinary item ....            3,863            4,375                6,835                2,676
Net income ..........................            3,863            4,375                6,835                2,676
Earnings per common share:
    Income before extraordinary item:
       Basic ........................      $      0.16      $      0.18      $          0.28      $          0.11
       Diluted ......................      $      0.15      $      0.17      $          0.27      $          0.10
    Net income:
       Basic ........................      $      0.16      $      0.18      $          0.28      $          0.11
       Diluted ......................      $      0.15      $      0.17      $          0.27      $          0.10
Weighted average number of common and
   common equivalent shares:
    Basic ...........................       24,848,760       24,848,760           24,848,760           24,848,760
    Diluted .........................       25,511,455       25,552,515           25,530,737           25,524,361



                                                                              1997
                                                -------------------------------------------------------------------
                                                                        BRISTOL HOTEL COMPANY
                                                     FIRST              SECOND           THIRD             FOURTH
                                                    QUARTER            QUARTER          QUARTER            QUARTER
                                                 -------------    ---------------    -------------    -------------
Revenues ..................................      $     58,261      $    131,615      $    163,005      $    151,637
Operating income ..........................            13,301            26,909            32,252            25,434
Income before extraordinary item ..........             4,410             9,622            12,066             7,116
Net income (loss) .........................             4,410             8,284            12,066            (4,287)
Earnings per common share:
   Income (loss) before extraordinary item:
       Basic ..............................      $       0.18      $       0.26      $       0.28      $       0.16
       Diluted ............................      $       0.17      $       0.25      $       0.27      $       0.16
    Net income (loss):
       Basic ..............................      $       0.18      $       0.22      $       0.28      $      (0.10)
       Diluted ............................      $       0.17      $       0.22      $       0.27      $      (0.10)
Weighted average number of common and
   common equivalent shares:
    Basic .................................        24,848,760        37,041,425        43,635,401        43,636,444
    Diluted ...............................        25,796,808        37,997,744        44,643,133        44,629,022

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

                              BRISTOL HOTEL COMPANY
                      HARVEY HOTEL COMPANIES (PREDECESSOR)
       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)


20.         SUBSEQUENT EVENT - PROPOSED MERGER

            On March 24, 1998, the Company announced a proposed merger with FelCor Suite Hotels, Inc.("FelCor"), subject to approval by shareholders of both companies and final documentation. Under the terms of the proposed merger, FelCor will acquire the real estate holdings and associated debt of the Company in return for 31.7 million shares of newly issued FelCor stock. Prior to the merger, the Company will spin off, as a taxable dividend, all of its non-real estate holdings into a newly formed public company to be known as Bristol Hotels & Resorts, Inc. ("New Bristol").

            Each of the Company's outstanding common shares will be exchanged for .685 shares of FelCor common stock. In addition, Bristol shareholders will receive a taxable distribution of one share of New Bristol common stock for each two shares of Bristol.

            The merger is expected to close by the end of July 1998.

                                INDEX TO EXHIBITS

 Exhibit
   No.                               Description
----------                           -----------

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

      2.3 Agreement and Plan of Merger dated as of January 30, 1998 among Bristol Hotel Company, Bristol Omaha Hotel Company, and Omaha Hotel Inc., et al. (incorporated by reference to Exhibit 2.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      2.4 Agreement and Plan of Merger dated as of March 23, 1998 among Bristol Hotel Company and FelCor Suites Hotel, Inc.
              (incorporated by reference to Exhibit 2.4 of the Company's
              Annual Report on Form 10-K for the year ended December 31, 1997).


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

      4.1 Indenture, dated as of December 18, 1995, among the Company as issuer, Bristol Hotel Asset Company as guarantor, and The Bank of New York as trustee (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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


      10.10 Loan Agreement dated as of October 10, 1997 among Bristol Lodging Company, Bristol Lodging Holding Company, Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for lenders. (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      10.11 Loan Agreement dated as of October 10, 1997 among Bristol Hotel Asset Company, BHAC Canada, Inc., Nomura Asset Capital Corporation as administrative agent and collateral agent for Lenders and Bankers Trust Company as co-agent for Lenders (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.12 Employment Agreement between the Company and J. Peter Kline effective as of April 28, 1997 (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.13 Employment Agreement between the Company and John A. Beckert effective as of April 28, 1997 (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      10.14 Earnest Money Contract by and between Highland Manor, Inc. and Bristol Omaha Hotel Company dated as of January 30,
              1998 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      11.1 Computation of Earnings per Common Share (incorporated by reference to Exhibit 11.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      16.1 Letter of Price Waterhouse LLP dated June 20, 1996 regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K dated June 17,
              1996).

      21.1 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


      27.1    Financial Data Schedule (incorporated by reference to Exhibit
              27.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).